Form 10-Q
period 2020-06-30
Laser Photonics Corp
filed 2020-08-19
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:  ______________

Laser Photonics Corporation

(Exact name of registrant as specified in its charter)

Wyoming	84-3628771
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1101 N. Keller Road, Suite G, Orlando, FL	32810
(Address of Principal Executive Offices)	Zip Code

                               Tel.  (407) 804 1000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☒

As of August 10, 2020, the registrant had 3,561,316 shares of common stock, par value $.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LASER PHOTONICS CORPORATION

BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	300,878	0
Accounts Receivable	480,331	0
Inventories	792,607	495,150
Total Current Assets	1,573,816	495,150
Fixed Assets	153,672	0
Operating lease Right-of-use	282,565	0

Other Assets	2,495	0
TOTAL ASSETS	2,012,547	495,150
LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	14,062	5,280
Other Current Liabilities
Deferred Revenue	509,845	0
Lease Liability Current Portion	86,265	0
Sales Tax Payable	12,566	0
Total Other Current Liabilities	608,676	0
Total Current Liabilities	622,738	5,280
Long Term Liabilities
PPP Loan	198,750	0
Lease Liability less Current	225,055	0
Notes	337,457	0
Total Long Term Liabilities	761,262	0
Total Liabilities	1,384,000	5,280
Equity
Capital Stock	663,962	505,506
Retained Earnings	(15,636)	0
Net Income	(19,779)	(15,636)
Total Equity	628,547	489,870
TOTAL LIABILITIES & EQUITY	2,012,547	495,150

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

STATEMENTS OF OPERATION

(UNAUDITED)

	Three Months ended		Six Months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Ordinary Income/Expense
Income	559,851	0	737,776	0
Cost of Goods Sold	214,227	0	271,546	0
Gross Profit	345,624	0	466,230	0
Expense
Depreciation Expense	6,602	0	13,205	0
G&A Expense	56,443	0	90,380	0
Payroll Expenses	102,734	0	296,130	0
Rent Expense	43,133	0	86,294	0
Total Expense	208,912	0	486,009	0
Net Ordinary Income	136,712	0	(19,779)	0
Net Income	136,712	0	(19,779)	0
Net income (loss) per share	0.04	0.00	(0.01)	0.00
Weighted average shares	3,561,316	0	3,561,316	0

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months ended
	June 30, 2020	June 30, 2019
Cash Flows From:
OPERATING ACTIVITIES
Net Income (loss)	(19,779)	0
Adjustments to reconcile Net Income to net cash provided by operations:
Change in operating assets and liabilities:
Accounts Receivable	(480,331)	0
Equipment Parts Inventory	(270,076)	0
Depreciation and amortization	13,205	0

Work in process Inventory	(27,380)	0
Accounts Payable	8,782	0
Unearned product Revenues	509,845	0
Lease Liability Current Portion	86,265	0
Operating Right-of-use	(282,565)
Sales Tax Payable	12,566	0
Net cash provided by Operating Activities	(449,469)	0
INVESTING ACTIVITIES
Purchase of Machinery & Equipment	(158,456)	0
Purchase of Office & Computer Equipment	(8,420)	0
Purchase of Operational Software & Website	(2,495)	0
Net cash provided by Investing Activities	(169,371)	0
FINANCING ACTIVITIES
Lease Liability less Current Portion	196,300
Proceeds from PPP Loan Program	198,750	0
Proceeds from Deferred Rent payments	28,755	0
Proceeds from Notes	337,457	0
Common Stock sold for Cash	158,456	0
Net cash provided by Financing Activities	919,718	0
	0	0
	300,878	0
	300,878	0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash asset purchase from ICT Investments, LLC

Purchase of sales demo inventories
Purchase of Machinery and Equipment	158,456	0
Total non-cash asset purchase	158,456	0
Stock issued for purchase of assets from ICT Investments, LLC (at par)	9,000	0
Additional paid in capital	149,456	0
Total non-cash consideration	158,456	0

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	(Deficit/Income)	Equity
BALANCE DECEMBER 31, 2019	-	-	$-	$-	489,870
Shares issued for cash	2,661,316	26,613	478,893
Net loss for year ended December 31, 2019				(15,636)
January 1st - March 31, 2020	-	-	$-	$-
Shares issued for cash	900,000	9,000	149,456
Net loss for the period ended March 31, 2020				(156,491)
BALANCE MARCH 31, 2020	3,561,316	35,613	628,349	(172,127)	491,835
April 1 - June 30, 2020	-	-	$-	$-
Shares issued for cash	0	0	0
Income for period ended June 30, 2020				136,712
BALANCE JUNE 30, 2020	3,561,316	35,613	628,349	(35,415)	628,547

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Laser Photonics Corporation was formed under the laws of Wyoming on November 8, 2019. We are a vertically integrated manufacturing company for photonics based industrial products and solutions, primarily disruptive laser cleaning technologies. Our vertically integrated operations allow us to reduce development and advanced laser equipment manufacturing time, offer better prices, control quality and protect our proprietary knowhow and technology compared to other laser cleaning companies and companies with competing technologies.

 The Company’s accounting year end is December 31.

 Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Impact of the Novel Coronavirus

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this registration statement. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations.

Management is actively monitoring the global situation on its financial condition, liquidity, operations, scientific collaborations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

Some of our suppliers from China are likely to decrease production due to factory closures or reduced operating hours in those facilities. While these disruptions may be temporary, continued disruption in the supply chain may lead to our delayed receipt of necessary raw materials, component inventory, and negatively impact sales in fiscal year 2020 and our overall liquidity.

We are dependent on our workforce to deliver our products. Developments such as social distancing and shelter-in-place directives will impact our ability to deploy our workforce effectively. While expected to be temporary, prolonged workforce disruptions may negatively impact sales in fiscal year 2020 and our overall liquidity.

The adverse economic effects of the COVID-19 outbreak are expected not to materially decrease demand for our products based on the restrictions in place by governments trying to curb the outbreak and changes in consumer behavior. However, this may lead to our not achieving our sales goals in fiscal year 2020 and our overall liquidity.

The COVID 19 outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown, which is expected to depress our asset values, including long-lived assets, intangible assets, etc.

Although we cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on our results of future operations, financial position, and liquidity in fiscal year 2020.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2020, the Company incurred a net loss of approximately $19,779 and used cash in operations of approximately $151,804. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company plans to initiate sales and raise equity through a private placement to pay its vendors and service providers who are owed money. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. Our significant estimates and assumptions include depreciation and the fair value of our stock, stock-based compensation, debt discount and the valuation allowance relating to the Company’s deferred tax assets.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase.  Cash and cash equivalents are carried at cost, which approximates fair value.

As of June 30, 2020, the Company had $300,878 of cash.

Accounts Receivable

Trade accounts receivable are recorded net of allowance for expected uncollectible accounts. The Company extends credit to its customers in the normal course of business and performs on-going credit evaluations of its customers. All accounts, or portions thereof, that are deemed uncollectible are written off to bad debt expense, as incurred. In addition, most sales orders are not accepted without a substantial deposit. As of June 30, 2020, our ledger had $480,331 as an allowance/ provision for collectible accounts.

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method. We have four principal categories of inventory:

Sales demonstration inventory -Sales demonstration inventory represents completed product used to support our sales force for demonstrations and held for sale. Sales demonstration inventory is held in our demo facilities or by our sales representatives for up to three years, at which time it would be refurbished and transferred to finished goods as used equipment, stated at the lower of cost or net realizable value. We expect these refurbished units to remain in finished goods inventory and sold within 12 months at prices that produce reduced gross margins.

Equipment parts inventory - This inventory represents components and raw materials that are currently in the process of being converted to a certifiable lot of saleable product through the manufacturing and/or equipment assembly process. Inventories include parts and components that may be specialized in nature and subject to rapid obsolescence. The Company periodically reviews the quantities and carrying values of inventories to assess whether the inventories are recoverable. Because of the Company's vertical integration, a significant or sudden decrease in sales activity could result in a significant change in the estimates of excess or obsolete inventory valuation. The costs associated with provisions for excess quantities, technological obsolescence, or component rejections are charged to cost of sales as incurred.

Work in process inventory - Work in process inventory consists of inventory that is partially manufactured or not fully assembled as of the date of these financial statements.  This equipment, machines, parts, frames, lasers and assemblies are items not ready for use or resale.  Costs are accumulated as work in process until sales ready items are compete when it is moved to finished goods inventory.  Amounts in this account represent items at various stages of completion at the Registration date.

Finished goods inventory - Finished goods inventory consists of purchased inventory that were fully manufactured, assembled or in salable condition. Finished goods inventory is comprised of items that are complete and ready for commercial application without further cost other that delivery and setup. Finished goods inventory includes demo and other equipment, lasers, software, machines, parts or assemblies.

At June 30, 2020 and December 31, 2019, respectively, our inventory consisted of the following:

	June 30, 2020	December 31, 2019
Inventory
Equipment Parts Inventory	270.076	0
Sales Demo Inventory	495,150	495,150
Work in process Inventory	27,380	0
Total Inventory	792,607	495,150

Fixed Assets - Plant Machinery and Equipment

Property and equipment are recorded at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.

Machinery and Equipment

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Category	Economic Useful Life
Office furniture and fixtures	3-5 years
Machinery and equipment	5-12 years

	June 30, 2020	December 31, 2019
Fixed Assets
Equipment and Furniture
Accumulated Depreciation	(13,204)	0
Machinery & Equipment	158,456	0
Office and Computer Equipment	8,420
Total Equipment and Furniture	153,672	0
Total Fixed Assets	153,672	0

As of June 30, 2020, we recorded $153,672 of capital assets net of depreciation. Fixed assets as of December 31, 2019, were recorded at $0.

Intangible Property

As of June 30, 2020, we did not have any intangible property.

 Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. In instances where impairment is determined to exist, the Company will writes down the asset to its fair value based on the present value of estimated future cash flows.

Liabilities

Our liabilities consist of current liabilities.

	June 30, 2020	December 31, 2019
Current Liability	622,738	5,280
Long Term Liability	746,162	0
Total Liabilities	1,368,900	5,280

As of June 30, 2020, and December 31, 2019, our total liabilities were recorded at $1,349,783 and $5,280, respectively.

Current Liabilities

Our current liabilities consist of accounts payable and deferred revenue.

Sales Tax Liability

Sales tax liability is created when Company sells equipment and services to another entity located in the State of Florida. Currently the sales tax rate in the Company’s County place of business is 6.5%. As of June 30, 2020, our sales tax liability was recorded at $12,566 compared to $0 recorded at December 31, 2019.

Long Term Liabilities

	June 30, 2020	December 31, 2019
	(Unaudited)
Long Term Liabilities
PPP Loan	198,750	0
Lease Liability less Current	225,055	0
Notes	337,457	0
Total Long Term Liabilities	761,262	0

Our long term liabilities include a PPP Loan from Axiom Bank, a promissory note to ICT in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023, and long term lease liability. The Note to ICT may be prepaid in whole or in part. As of June 30, 2020, the unpaid principal amount of the Note was $337,457.

Accounts Payable

As of June 30, 2020, and June 30, 2019, our Account Payables were recorded at $14,062 and $0, respectively.

Deferred Revenue

The Company requires deposits on most sales orders. These deposits are recorded as deferred revenue until such time as the revenue recognition criteria for that project are order is completed. As of June 30, 2020, our deferred revenue was recorded at $509,845 in comparison to $0 recorded at December 31, 2019.

Liquidity and Capital Resources

STATEMENTS OF LIABILITY AND STOCKHOLDERS' EQUITY

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	(Deficit/Income)	Equity
BALANCE DECEMBER 31, 2019	-	-	$-	$-	489,870
Shares issued for cash	2,661,316	26,613	478,893
Net loss for year ended December 31, 2019				(15,636)
January 1st - March 31, 2020	-	-	$-	$-
Shares issued for cash	900,000	9,000	149,456
Net loss for the period ended March 31, 2020				(156,491)
BALANCE MARCH 31, 2020	3,561,316	35,613	628,349	(172,127)	491,835
April 1 - June 30, 2020	-	-	$-	$-
Shares issued for cash	0	0	0
Income for period ended June 30, 2020				136,712
BALANCE JUNE 30, 2020	3,561,316	35,613	628,349	(35,415)	628,547

On December 31, 2019, the Company purchased from ICT Investments certain sales demonstration equipment valued at $495,150 which the Company will use in its business in exchange for 2,616,316 shares of the Company’s common stock.

On January 1, 2020, the Company purchased from ICT Investments certain capital manufacturing equipment valued at $158,456 which the Company will use in its business in exchange for 900,000 shares of its common stock.

Intangible Assets

The Company’s Intangible assets consist of software and software licenses. As of June 30 2020 the recorded value was $2,495, in comparison to $0 on December 31 2019.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. In instances where impairment is determined to exist, the Company writes down the asset to its fair value based on the present value of estimated future cash flows.

Net Loss per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution.

Revenue Recognition

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Refunds and returns, which are minimal, are recorded as a reduction of revenue. Payments received by customers prior to our satisfying the above criteria are recorded as unearned income in the combined balance sheets.

All revenues were reported net of any sales discounts or taxes.

Promissory Notes

In January 2020, the Company issued a promissory note to ICT in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023. This Note may be prepaid in whole or in part. As of June 30, 2020, the unpaid principal amount of the Note was $337,457.

Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, “Fair Value Measurements”, as well as certain related FASB staff positions. This guidance defines fair value as the price that would be received from m selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

☐	Level 1 - quoted market prices in active markets for identical assets or liabilities.

☐	Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

☐	Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amount of the Company's financial instruments approximates their fair value as of March 31, 2020, due to the short-term nature of these instruments.

Tax Loss Carryforwards

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Off-Balance Sheet Arrangements

During the quarter ended June 30, 2020, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the year ended December 31, 2014.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company issued a promissory note to ICT in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023. This Note may be prepaid in whole or in part. As of June 30, 2020, the unpaid principal amount of the Note was $337,457.

The Company purchased from ICT Investments certain sales demonstration equipment valued at $158,456 which the Company will use in its business in exchange for 900,000 shares of its common stock.

The Company entered into a sublease for 18,000 SF of manufacturing space with the monthly cost of $14,377.50 per month.

NOTE 4 – STOCKHOLDERS' DEFICIT

As of June 30, 2020, the Company did not have a stockholder deficit. Stockholder equity as of June 30, 2020, was $628,547.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company has committed to ICT Investments to sublease 18,000 SF of manufacturing space with the monthly cost of $14,377.50 per months. The sub lease commitment expires on October 20, 2021.

NOTE 6 – ADVANCES

During its operations in the quarter ended June 30, 2020, the Company did not accrue any costs which were not paid through the cash proceeds or the sale of capital stock.

NOTE 7 – SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

The “Company,” “we,” “us,” or “our,” are references to the business of Laser Photonics Corporation, a Wyoming corporation.

Overview

Laser Photonics is a vertically integrated manufacturing company for photonics based industrial products and solutions, primarily disruptive laser technologies. Our vertically integrated operations allow us to reduce development and advanced laser equipment manufacturing time, offer better prices, control quality and protect our proprietary knowhow and technology compared to other laser cleaning companies and companies with competing technologies.

We intend to continue to stay ahead of the technology curve by researching and developing cutting edge products and technologies for both large and small businesses. We view the small companies as an attractive market opportunity since they were previously unable to take advantage of laser processing equipment due to high prices, significant operating costs and the technical complexities of the laser equipment. As a result, we are developing a group of standardized laser cutting equipment that we have named the Laser Tower™ material processing family of equipment that we believe represents a new generation of high power laser cutting systems that will be affordable to more than a million small and mid- size companies.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this Form 10. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for fiscal year 2020.

Some of our suppliers from China are likely to decrease production due to factory closures or reduced operating hours in those facilities. While these disruptions may be temporary, continued disruption in the supply chain may lead to our delayed receipt of necessary raw materials, component inventory, and negatively impact sales in fiscal year 2020 and our overall liquidity.

.

We are dependent on our workforce to deliver our products. Developments such as social distancing and shelter-in-place directives will impact our ability to deploy our workforce effectively. While expected to be temporary, prolonged workforce disruptions may negatively impact sales in fiscal year 2020 and our overall liquidity.

The adverse economic effects of the COVID-19 outbreak are expected not to materially decrease demand for our products based on the restrictions in place by governments trying to curb the outbreak and changes in consumer behavior. However, this may lead to our not achieving our sales goals in fiscal year 2020 and our overall liquidity.

The COVID19 outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown, which is expected to depress our asset values, including long-lived assets, intangible assets, etc.

Although we cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on our results of future operations, financial position, and liquidity in fiscal year 2020.

CORONAVIRUS AID, RELIEF AND ECONOMIC SECURITY ACT

On March 27, 2020, the U.S. Government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act includes various income and payroll tax provisions. The Company has analyzed the tax provisions of the CARES Act and determined they could have a significant financial impact on our financial statements. On April 27, 2020, the Company received a loan from Axiom Bank, N.A., headquartered in Central Florida in the aggregate amount of $198,750 pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. Under the terms of the PPP, PPP loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The Company intends to use the loan proceeds for purposes consistent with the PPP, and anticipates that a majority of the loan amount will be forgiven, but no assurance can be given that the Company will not take actions that could cause the Company to be ineligible for forgiveness of some portion of the loan. The unforgiven portion of the loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.

Liquidity and Capital Resources

For the six months ended June 30, 2020, our liquidity needs were met through revenues received from sales and the financial support of the ICT affiliated companies.

As of June 30, 2020, we had $1,573,816 in current assets, comprised of $300,878 in cash, $480,331 in accounts receivable and $792,607 in inventory, compared to $495,150 in current assets, all of which was inventory, at December 31, 2019. Current liabilities at June 30, 2020, totaled $622,738 compared to $5,280 at December 31, 2019.

Unless we are able to increase our sales, we must raise cash to implement our strategy to grow and expand in accordance with our business plan. We anticipate over the next 12 months the cost of being a reporting public company will be approximately $250,000.

If we require financing and cannot raise funds through a private placement of our equity or debt securities, or secure a loan, we would be required to cease business operations. As a result, investors would lose all of their investment.

We anticipate our short-term liquidity needs to be approximately $1,300,000 which will be used to increase our sales staff and manufacturing capacity. Since we expect gross profits of approximately $2,500,000 we would need to raise $600,000 to cover the negative cash flow. To meet these financial needs we intend to seek debt or equity financing. Once this is completed, and we implement our sales and marketing plan to sell our laser cleaning products, we anticipate minimal long-term liquidity needs which we expect to meet through short-term borrowings or equity financing.

Additionally, we will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. Our management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time our management has to implement our business plan and may delay our anticipated growth plans.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

LASER PHOTONICS CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months ended
	June 30, 2020	June 30, 2019
Cash Flows From:
OPERATING ACTIVITIES
Net Income (loss)	(19,779)	0
Adjustments to reconcile Net Income to net cash provided by operations:
Change in operating assets and liabilities:
Accounts Receivable	(480,331)	0
Equipment Parts Inventory	(270,076)	0
Depreciation and amortization	13,205	0

Work in process Inventory	(27,380)	0
Accounts Payable	8,782	0
Unearned product Revenues	509,845	0
Lease Liability Current Portion	86,265	0
Operating Right-of-use	(282,565)
Sales Tax Payable	12,566	0
Net cash provided by Operating Activities	(449,469)	0
INVESTING ACTIVITIES
Purchase of Machinery & Equipment	(158,456)	0
Purchase of Office & Computer Equipment	(8,420)	0
Purchase of Operational Software & Website	(2,495)	0
Net cash provided by Investing Activities	(169,371)	0
FINANCING ACTIVITIES
Lease Liability less Current Portion	196,300
Proceeds from PPP Loan Program	198,750	0
Proceeds from Deferred Rent payments	28,755	0
Proceeds from Notes	337,457	0
Common Stock sold for Cash	158,456	0
Net cash provided by Financing Activities	919,718	0
	0	0
	300,878	0
	300,878	0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash asset purchase from ICT Investments, LLC

Purchase of sales demo inventories
Purchase of Machinery and Equipment	158,456	0
Total non-cash asset purchase	158,456	0
Stock issued for purchase of assets from ICT Investments, LLC (at par)	9,000	0
Additional paid in capital	149,456	0
Total non-cash consideration	158,456	0

See accompanying notes to financial statements

Quantitative and Qualitative Disclosures About Market Risk.

We have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. We believe that adequate controls are in place to monitor any hedging activities. We do not have any borrowings and, consequently, we are not affected by changes in market interest rates. We do not currently have any sales or own assets and operate facilities in countries outside the United States and, consequently, we are not affected by foreign currency fluctuations or exchange rate changes. Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

Promissory Notes

In January 2020, the Company issued a promissory note to ICT in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023. This Note may be prepaid in whole or in part. As of June 30, 2020, the unpaid principal amount of the Note was $337,457.

Lease Liability

As of June 30, 2020, the amount of the recorded lease liability less the current portion was $209,955.

We adopted ASU 2016-02 effective as of January 1, 2020, utilizing the cumulative-effect adjustment transition method of adoption, which resulted in the recognition on our balance sheet as of June 30, 2020, of $372,700 of right-of-use assets for operating leases and $296,220 of operating lease liability. Amounts related to our reporting segment information for the three and six months ended June 30, 2020, have been restated throughout this Quarterly Report on Form 10-Q to reflect the changes in our reporting segments.

The original maturity date of our facility operating lease is November 1, 2021. However, due to the impact of COVID 19, we reached an agreement with the landlord to defer two monthly payments to the end of the lease. Those lease liabilities were booked as deferred lease payments under long term liabilities.

The maturity amounts of our lease liabilities are as follows:

Year Ending December 31,	Operating leases
2020 (excluding the first 6 months)	$86,265
2021	$181,200
Deferred rent	$28,755
Total lease payments	$296,220
Less imputed interest	$0
Total	$296,220

As of June 30, 2020
Operating leases:
Operating lease right-of-use asset	$372,700
Current operating lease liability	$86,265
Operating lease liability - less current portion	$209,955
Total operating lease liability	$296,220

Net Loss per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution.

	Three Months ended		Six Months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income (loss) per share	0.04	0.00	(0.01)	0.00
Weighted average shares	3,561,316	0	3,561,316	0

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Results of Operations

For the three months ended June 30, 2020

Gross Sales

We are entering into laser equipment sales agreements with customers for specific equipment based upon purchase orders and our standard terms and conditions of sale.

Under our customer contracts or/and purchase orders, we transfer title and risk of loss to the customer and recognize revenue upon shipment. Our customers do not have extended payment terms or rights of return under these contracts.

Our gross sales for the period three months ended June 30, 2020 were $712,971 compared to $0 gross sales as of June 30 2019, and for the six months ending June 30 2020 we recorded gross sales of $1,247,621 compared to $0 recorded for the same period ending June 30, 2019.

Most notable sales were to AMMO, Best Tec Asbestos, Blue Origin Energy Recovery, and US Air Force. Those gross sales resulted in $559,851 of recorded revenue for three months ending June 30 2020 and $737,776 recorded for the six months ending June 30, 2020, compared to no revenue recorded for the same period in 2019.

Three Months ended		Six Months ended
June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
712,971	0	1,247,621	0

Revenues

Revenue Recognition

We generate revenue from the production and sale of laser equipment, OEM Laser Products and Service and Repair. We recognize revenue according to ASC 606. When the customer obtains control over the promised equipment or services, we record revenue in the amount of consideration that we receive or can expect to receive in exchange for those goods and services. The Company applies the following five-step model to determine revenue recognition:

●	Identification of a contract with a customer
●	Identification of the performance obligations in the contact
●	determination of the transaction price
●	allocation of the transaction price to the separate performance allocation
●	recognition of revenue when performance obligations are satisfied

The Company only applies the five-step model when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. Our contracts contain a single performance obligation and the entire transaction price is allocated to the single performance obligation. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Accordingly, we recognize revenues (net) when the customer obtains control of the Company’s product, which typically occurs upon shipment of the product.

The Company recorded revenues when the following criteria were met: (i) persuasive evidence of an arrangement existed; (ii) delivery had occurred; (iii) the price to the customer was fixed or determinable; and (iv) collection of the sales price was reasonably assured.  Delivery occurred when goods were shipped and title and risk of loss were passed to the customer.  Revenue was deferred in all instances where the earnings process was incomplete.  The Company recognized revenue from distribution sales when all contingencies were satisfied and upon persuasive evidence of a sale to end users until such time that historical sell through ratios had been developed.  Payments received before all of the relevant criteria for revenue recognition were satisfied were recorded as deferred revenue in the accompanying balance sheets.  Revenues and costs of revenues from consulting contracts were recognized during the period in which the service was performed.  All revenues were reported net of any sales discounts or taxes.

The Company also applies the percentage-of-completion method to certain arrangements covered under ASC 360, when the sale has been consummated, when we have transferred the usual risks and rewards of ownership to the buyer, the initial or continuing investment criteria have been met, we have the ability to estimate our costs and progress toward completion, and other revenue recognition criteria have been met. Such estimates include significant judgment. Depending on the value of the initial and continuing payment commitment by the buyer, we may align our revenue recognition and release of project assets to cost of sales with the receipt of payment from the buyer for sales arrangements accounted for under ASC 360.

The Company recognizes revenue from contracts when specific progress defined by contract terms are met, or when the contract has been completed to specifications. The Company recognizes revenue for product when shipped. Contracts or purchase orders, according to the terms and conditions of the sale, are not cancellable and deposits are not refundable unless the Company cannot perform on the contract. The Company has no obligation to provide upgrades, enhancements, or customer support subsequent to the sale, other than warranty.

Refunds and returns, which are minimal, are recorded as a reduction of revenue. Payments received by customers prior to our satisfying the above criteria are recorded as unearned income in the combined balance sheets.

All revenues were reported net of any sales discounts or taxes.

Our GAAP Income for the period three Months ended June 30, 2020, was $559,851 compared to $0 as of June 30 2019, and the six months ending June 30, 2020, recorded at $737,776 compared tof $0 recorded for the same period at June 30, 2019.

	Three Months ended		Six Months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Income	559,851	0	737,776	0

Cost of Goods Sold

Our cost of goods sold includes the cost of raw materials and components for manufacturing laser systems, OEM laser modules, consists of different electronic and optical components such as optical generators, scan heads, tempered glass, protective back sheet, semiconductor laser cells, connector assemblies and wires, edge seal and adhesives, junction boxes, and other items, such as raw aluminum and aluminum extrusions, steel for tilt brackets and frames. Our cost of goods sold does not includes direct labor for the manufacturing and manufacturing overhead such as engineering, equipment maintenance, quality and production control, and procurement costs. Cost of goods sold dose not includes depreciation of manufacturing plant and equipment and facility-related expenses. In addition, we accrue warranty costs to our cost of sales.

Overall, we expect our cost of sales to continue to decrease over the next several years due to an increase in worldwide capacity in fiber laser parts and components, and availability of optical generators, an increase in unit output per production line, and more efficient absorption of fixed costs driven by economies of scale. This expected decrease in cost for laser technology would be partially offset during periods in which we underutilize manufacturing capacity.

As of June 30, 2020, we recorded our cost of goods sold at $214,227 for the three-month period and $271,546 for the six month period.

Gross Profit

Gross profit is affected by numerous factors, including our module average selling prices, foreign exchange rates, the existence and effectiveness of subsidies and other economic incentives, competitive pressures, market demand, market mix, our manufacturing costs, product development costs, the effective utilization of our production facilities, and the ramp-up of production on new products.

For the three and six months ending June 30, 2020, we recorded gross profit of $345,624 and $466,230, respectively.

Operating Expenses

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, insurance costs, travel expenses, and other selling expenses. We expect selling expenses to increase in the near term to support the planned growth of our business as we expand our sales and marketing efforts. Over time, we expect selling, general and administrative expense to decline as a percentage of net sales as our net sales increase.

Our business has certain of its own dedicated administrative key functions, such as accounting, legal, finance, project finance, human resources, procurement, and marketing. Costs for such functions are recorded and included within selling, general and administrative costs for our systems segment. Our corporate key functions consist primarily of company-wide corporate tax, corporate treasury, corporate accounting/finance, corporate legal, investor relations, corporate communications, and executive management functions.

	Three Months ended		Six Months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Expense
Depreciation Expense	6,602	0	13,205	0
G&A Expense	56,443	0	90,380	0
Payroll Expenses	102,734	0	296,130	0
Rent Expense	43,133	0	86,294	0
Total Expense	208,912	0	486,009	0

For the three and six months ending June 30, 2020 we recorded our total expense as $208,912 and $accordingly.

Research and Development

Research and development expenses consist primarily of salaries and personnel-related costs, the cost of products, materials, and outside services used in our process, and product research and development activities. We acquire equipment for general use in further process developments and record the depreciation of this equipment as research and development expense.

We maintain a number of programs and activities to improve our technology and processes in order to enhance the performance and reduce the costs of our Cleaning Laser modules.

All our R&D expenses for the period of three and six months ending June 30 20202 were expensed and not booked as a separate line item. We intent to establish a separate accounting for R&D expenses in the near future.

Facility

We are leasing our manufacturing facility from ICT with monthly payments and recording those expenses as rent expense. On January 1, 2020, we entered a sub-lease with ICT Investments for 18,000 sf of manufacturing space at a rate of $14,377 per month.

For the three and six months ended June 30, 2020, we recorded our rent expense of $43,133 and $86,294, respectively.

Our facility is currently equipped with three of our latest advanced laser cleaning demonstration models. It has a materials stock room, ramp and high dock in the warehouse with loading and moving equipment. It also has a machine shop, electronic assembly, and equipment assembly area.

Foreign Currency Gain (Loss)

Foreign currency gain (loss) consists of gains and losses resulting from conducting transactions denominated in currencies other than our functional currencies. As of June 30, 2020, we have not incurred any foreign currency gain (loss).

Interest Expense, Net

Interest expense, net of amounts capitalized, is incurred on various debt financings. We capitalize interest expense into our property, plant and equipment, project assets, and deferred project costs when such costs qualify for interest capitalization.

Income Tax Expense

Income taxes are imposed on our income by taxing authorities in the various jurisdictions in which we operate, principally the United States.

Critical Accounting Polices and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. Our significant estimates and assumptions include depreciation and the fair value of our stock, stock-based compensation, debt discount and the valuation allowance relating to the Company’s deferred tax assets.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements to enable users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU No. 2018-11, Leases (Topic 842): Targeted Improvements was issued by the FASB in July 2018 and allows for a cumulative-effect adjustment transition method of adoption. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years.

We adopted ASU 2016-02 effective as of January 1, 2020 utilizing the cumulative-effect adjustment transition method of adoption, which resulted in the recognition on our balance sheet as of June 30, 2020 of $282,565 of right-of-use assets for operating leases.

The adoption of ASU 2016-02 also required us to include any initial direct costs, which are incremental costs that would not have been incurred had the lease not been obtained, in the right-of-use assets. The recognition of these costs in connection with our adoption of this guidance did not have a material impact on our financial statements.

Amounts related to our reporting segment information for the three and six months ended June 30, 2020 have been restated throughout this Quarterly Report on Form 10-Q to reflect the changes in our reporting segments.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the year ended December 31, 2014.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements.

Subsequent Events

There were no subsequent events to report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

We have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. We believe that adequate controls are in place to monitor any hedging activities. We do not have any borrowings and, consequently, we are not affected by changes in market interest rates. We do not currently have any sales or own assets and operate facilities in countries outside the United States and, consequently, we are not affected by foreign currency fluctuations or exchange rate changes. Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of June 30, 2020, our President evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for monitoring the process pursuant to which information is gathered and analyze such information to determine the extent to which such information requires disclosure in the reports filed with the Securities and Exchange Commission. Based on such evaluation, our President has concluded that as of June 30, 2020, the Company’s disclosure controls and procedures were effective.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarter report on Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not involved in any legal proceedings, including routine litigation arising in the normal course of business that we believe will have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 1, 2020, the Company purchased from ICT Investments certain capital manufacturing equipment valued at $158,456 which the Company will use in its business in exchange for 900,000 shares of its common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive and financial officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Laser Photonics Corporation

	By:	/s/ Wayne Tupuola
		Name:	Wayne Tupuola
		Title:	President
(Principal Executive and Financial Officer)
Date: August 19, 2020