Form 10-Q/A
period 2020-06-30
Laser Photonics Corp
filed 2020-08-27
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

This Amendment No. 1 (this "Amendment No. 1") to the Quarterly Report on Form 10-Q of LASER PHOTONICS CORPORATION (the "Company"), as filed by the Company with the Securities and Exchange Commission (the "SEC") on August 19, 2020 (the "Form 10-Q/A"), is being filed solely to include as Exhibit 101 the XBRL Interactive Data File exhibits required by Item 6 of the Form 10-Q/A. No other information contained in the Form 10-Q/A is being amended. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q/A, does not reflect any events occurring after the filing of the Form 10-Q/A and does not modify or update in any way disclosures made in the Form 10-Q/A. This Amendment No. 1 includes currently-dated certifications of the Company's Chief Executive Officer and Chief Financial Officer, as required by Section 13 or 15(d) of the Securities Exchange Act of 1934.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LASER PHOTONICS CORPORATION

BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	300,878	0
Accounts Receivable	480,331	0
Inventories	792,607	495,150
Total Current Assets	1,573,816	495,150
Fixed Assets	153,672	0
Operating lease Right-of-use	282,565	0
Other Assets	2,495	0
TOTAL ASSETS	2,012,547	495,150
LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	14,062	5,280
Other Current Liabilities
Deferred Revenue	509,845	0
Lease Liability Current Portion	86,265	0
Sales Tax Payable	12,566	0
Total Other Current Liabilities	608,676	0
Total Current Liabilities	622,738	5,280
Long Term Liabilities
PPP Loan	198,750	0
Lease Liability less Current	209,955	0
Notes	337,457	0
Total Long Term Liabilities	746,162	0
Total Liabilities	1,368,900	5,280
Equity
Capital Stock	663,962	505,506
Changes in Stockholder Equity	15,100	0
Retained Earnings	(15,636)	0
Net Income	(19,779)	(15,636)
Total Equity	643,647	489,870
TOTAL LIABILITIES & EQUITY	2,012,547	495,150

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

STATEMENTS OF OPERATION

(UNAUDITED)

	Three Months ended		Six Months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Gross Sales	712,971		1,247,621
Ordinary Income/Expense
Income	559,851	0	737,776	0
Cost of Goods Sold	214,495	0	271,815	0
Gross Profit	345,356	0	465,961	0
Expense
Depreciation Expense	6,602	0	13,205	0
G&A Expense	56,175	0	90,111	0
Payroll Expenses	101,549	0	294,945	0
Rent Expense	43,133	0	86,294	0
Total Expense	207,459	0	484,555	0
Net Ordinary Income	137,897	0	(18,594)	0
Net Income	137,897	0	(18,594)	0
Net income (loss) per share	0.04	0.00	(0.01)	0.00
Weighted average shares	3,561,316	0	3,561,316	0

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months ended
	June 30, 2020	June 30, 2019
Cash Flows
From:
OPERATING ACTIVITIES
Net Income (loss)	(18,545)	0
Adjustments to reconcile Net Income to net cash provided by operations:
Change in operating assets and liabilities:
Accounts Receivable	(480,331)	0
Equipment Parts Inventory	(270,076)	0
Depreciation and amortization	13,205	0
Work in process Inventory	(27,380)	0
Accounts Payable	7,547	0
Unearned product Revenues	509,845	0
Lease Liability Current Portion	86,265	0
Sales Tax Payable	12,566	0
Net cash provided by Operating Activities	(166,904)	0
INVESTING ACTIVITIES
Purchase of Machinery & Equipment	(158,456)	0
Purchase of Office & Computer Equipment	(8,420)	0
Purchase of Operational Software & Website	(2,495)	0
Operating Right-of-use	(282,565)
Net cash provided by Investing Activities	(451,936)	0
FINANCING ACTIVITIES
Lease Liability less Current Portion	181,200
Proceeds from PPP Loan Program	198,750	0
Proceeds from Deferred Rent payments	28,755	0
Proceeds from Notes	337,457	0
Changes in Stockholder Equity	15,100
Common Stock sold for Cash	158,456	0
Net cash provided by Financing Activities	919,718	0
Net cash increase for period	300,878	0
Cash at end of period	300,878	0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash asset purchase from ICT Investments, LLC

Purchase of sales demo inventories
Purchase of Machinery and Equipment	158,456	0
Total non-cash asset purchase	158,456	0

Stock issued for purchase of assets from ICT Investments, LLC (at par)	9,000	0
Additional paid in capital	149,456	0
Total non-cash consideration	158,456	0

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	(Deficit)	Equity
Balance, December 31, 2019	-	-	$-	$-	$-
Shares issued for cash	2,661,316	26,613	478,893
Net loss for year ended December 31, 2019				(15,636)
January 1st - June 30, 2020	-	-	$-	$-	$-
Shares issued for cash	900,000	9,000	149,456
Net loss for year ended June 30, 2020				(156,491)
Balance, June 30, 2020	3,561,316	35,613	$628,349	($172,127)	$491,835

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2020, the Company incurred a net loss of approximately $152,089 and used cash in operations of approximately $82,170. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company plans to initiate sales and raise equity through a private placement to pay its vendors and service providers who are owed money. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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
ASSETS
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

Machinery and Equipment

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Category	Economic Useful Life
Office furniture and fixtures	3-5 years
Machinery and equipment	5-12 years

	June 30, 2020	December 31, 2019
Fixed Assets
Equipment and Furniture
Accumulated Depreciation	(15,405)	0
Machinery & Equipment	158,456	0
Office and Computer Equipment	8,420
Total Equipment and Furniture	151,470	0
Total Fixed Assets	151,470	0

As of June 30, 2020, we recorded $151,470 of capital assets net of depreciation. Fixed assets as of December 31, 2019, were recorded at $0.

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

Liabilities

Our liabilities consist of current liabilities.

	June 30, 2020	December 31, 2019
Current Liability	623,126	5,280
Long Term Liability	726,658	0
Total Liabilities	1,349,783	5,280

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

Long Term Liabilities

	June 30, 2020	December 31, 2019
	(Unaudited)
Long Term Liabilities
PPP Loan	198,750	0
Lease Liability less Current	209,955	0
Notes	337,457	0
Total Long Term Liabilities	746,162	0

Our long term liabilities include a PPP Loan from Axiom Bank, a promissory note to ICT in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023, and long term lease liability. The Note to ICT may be prepaid in whole or in part. As of June 30, 2020, the unpaid principal amount of the Note was $337,457.

Accounts Payable

As of June 30, 2020, and June 30, 2019, our Account Payables were recorded at $14,449 and $0, respectively.

Deferred Revenue

The Company requires deposits on most sales orders. These deposits are recorded as deferred revenue until such time as the revenue recognition criteria for that project are order is completed. As of June 30, 2020, our deferred revenue was recorded at $509,845 in comparison to $0 recorded at December 31, 2019.

Liquidity and Capital Resources

STATEMENTS OF LIABILITY AND STOCKHOLDERS' EQUTY

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	(Deficit)	Equity
Balance, December 31, 2019	-	-	$-	$-	$-
Shares issued for cash	2,661,316	26,613	478,893
Net loss for year ended December 31, 2019				(15,636)
January 1st - June 30, 2020	-	-	$-	$-	$-
Shares issued for cash	900,000	9,000	149,456
Net loss for year ended June 30, 2020				(156,491)
Balance, June 30, 2020	3,561,316	35,613	$628,349	$(172,127)	$491,835

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

Goodwill and Intangible Assets

The Company’s goodwill and tradename assets are deemed to have indefinite lives and, accordingly, are not amortized, but are evaluated for impairment at least annually, but more often whenever changes in facts and circumstances occur which may indicate that the carrying value may not be recoverable. The customer list was deemed to have a life of four years and will be amortized through September 2020.

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

Property and Equipment

Property and equipment are recorded at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.

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

NOTE 4 – STOCKHOLDERS' DEFICIT

As of June 30, 2020, the Company did not have a stockholder deficit. Stockholder equity as of June 30, 2020, was $643,647.

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

NOTE 7 –SUBSEQUENT EVENTS

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

LASER PHOTONICS CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months ended
	June 30, 2020	June 30, 2019
Cash Flows
From:
OPERATING ACTIVITIES
Net Income (loss)	(18,545)	0
Adjustments to reconcile Net Income to net cash provided by operations:
Change in operating assets and liabilities:
Accounts Receivable	(480,331)	0
Equipment Parts Inventory	(270,076)	0
Depreciation and amortization	13,205	0
Work in process Inventory	(27,380)	0
Accounts Payable	7,547	0
Unearned product Revenues	509,845	0
Lease Liability Current Portion	86,265	0
Sales Tax Payable	12,566	0
Net cash provided by Operating Activities	(166,904)	0
INVESTING ACTIVITIES
Purchase of Machinery & Equipment	(158,456)	0
Purchase of Office & Computer Equipment	(8,420)	0
Purchase of Operational Software & Website	(2,495)	0
Operating Right-of-use	(282,565)
Net cash provided by Investing Activities	(451,936)	0
FINANCING ACTIVITIES
Lease Liability less Current Portion	181,200
Proceeds from PPP Loan Program	198,750	0
Proceeds from Deferred Rent payments	28,755	0
Proceeds from Notes	337,457	0
Changes in Stockholder Equity	15,100
Common Stock sold for Cash	158,456	0
Net cash provided by Financing Activities	919,718	0
Net cash increase for period	300,878	0
Cash at end of period	300,878	0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash asset purchase from ICT Investments, LLC

Purchase of sales demo inventories
Purchase of Machinery and Equipment	158,456	0
Total non-cash asset purchase	158,456	0

Stock issued for purchase of assets from ICT Investments, LLC (at par)	9,000	0
Additional paid in capital	149,456	0
Total non-cash consideration	158,456	0

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the three months ended June 30, 2020, the Company incurred a net loss of approximately $152,089 and used cash in operations of approximately $82,170. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and raise additional capital as needed from the sales of stock or debt. The Company plans to initiate sales and raise equity through a private placement to pay its vendors and service providers who are owed money. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

As of June 30, 2020, we recorded our cost of goods sold at $214,495 for the three-month period and $271,815 for the six month period.

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

For the three and six months ending June 30, 2020, we recorded gross profit of $345,356 and $465,961, respectively.

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

	Three Months ended		Six Months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Expense
Depreciation Expense	6,602	0	13,205	0
G&A Expense	56,175	0	90,111	0
Payroll Expenses	101,549	0	294,945	0
Rent Expense	43,133	0	86,294	0
Total Expense	207,459	0	484,555	0

For the three and six months ending June 30, 2020 we recorded our total expense as $207,459 and $484,555 accordingly.

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

Critical Accounting Polices and Estimâtes

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer

32	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

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
Date: August 27, 2020