Form 10-Q
period 2020-09-30
Laser Photonics Corp
filed 2020-11-16
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

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

As of November 10, 2020, the registrant had 3,561,316 shares of common stock, par value $.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LASER PHOTONICS CORPORATION

BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	281,996	-
Accounts Receivable	878,829	-
Inventory	833,328	495,150
Total Current Assets	1,994,153	495,150
Fixed Assets	165,354	-
Operating lease right-of-use	239,432	-
Other Assets	2,970	-
TOTAL ASSETS	2,401,909	-
LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable
Accounts Payable	6,670	5,280
Other Current Liabilities
Deferred Revenue	962,590	-
Lease liability Current Portion	43,132	-
Sales Tax Payable	12,566	-
Total Other Current Liabilities	1,018,288	-
Total Current Liabilities	1,024,958	5,280
Long Term Liabilities
PPP Loan	198,750	-
Lease liability - less current	225,055	-
Notes	304,267	-
Total Long Term Liabilities	728,072	-
Total Liabilities	1,753,030	5,280
Equity
Capital Stock	663,962	505,506
Retained Earnings	(15,636)	-
Net Income	553	(15,636)
Total Equity	648,879	489,870
TOTAL LIABILITIES & EQUITY	2,401,909	495,150

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

STATEMENTS OF OPERATION

(UNAUDITED)

	Three Months ended		Nine Months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Ordinary Income/Expense
Income	607,687	-	1,345,463	-
Cost of Goods Sold	261,063	-	532,610	-
Gross Profit	346,623	-	812,853	-
Expense
Depreciation Expense	6,602	-	19,807	-
G&A Expense	59,289	-	149,669	-
Payroll Expenses	217,238	-	513,368	-
Rent Expense	43,162	-	129,456	-
Total Expense	326,291	-	812,299	-
Net Ordinary Income	20,333	-	553	-
Net income (loss) per share	0.01	-	0	-
Weighted average shares	3,561,316	-	3,561,316	-

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months ended
	September 30, 2020	September 30, 2019
Cash Flows From:
OPERATING ACTIVITIES
Net Income (loss)	20,333	-
Adjustments to reconcile Net Income to net cash provided by operations:
Change in operating assets and liabilities:
Accounts Receivable	(398,499)	-
Equipment Parts Inventory	123,817	-
Finished Goods Inventory	(180,159)
Work in process Inventory	15,620	-
Depreciation and amortization	6,602	-
Accounts Payable	(7,392)	-
Unearned product Revenues	452,745	-
Net cash provided by Operating Activities	33,068	-
INVESTING ACTIVITIES

Purchase of Machinery & Equipment	(15,500)	-
Purchase of Office & Computer Equipment	(2,785)	-
Purchase of Operational Software & Website	(475)	-
Net cash provided by Investing Activities	(18,760)	-
FINANCING ACTIVITIES
Proceeds from Notes	(33,190)	-
Net cash provided by Financing Activities	(33,190)	-
Cash at the beginning of period	300,878	-
Net cash increase for period	(18,882)	-
Cash at end of period	281,996	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash asset purchase from ICT Investments, LLC

Purchase of sales demo inventories
Purchase of Machinery and Equipment	158,456	0
Total non-cash asset purchase	158,456	0
Stock issued for purchase of assets from ICT Investments, LLC (at par)	9,000	0
Additional paid in capital	149,456	0
Total non-cash consideration	158,456	0

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	(Deficit/Income)	Equity
BALANCE DECEMBER 31, 2019	-	-	$-	$-	$489,870
Shares issued for cash	$2,661,316	$26,613	$478,893
Net loss for year ended December 31, 2019				$(15,636)
January 1st - March 31, 2020	-	-	$-	$-
Shares issued for cash	$900,000	$9,000	$149,456
Net loss for the period ended March 31, 2020				$(156,491)
BALANCE MARCH 31, 2020	$3,561,316	$35,613	$628,349	$(172,127)	$491,835
April 1 - June 30, 2020	-	-	$-	$-
Shares issued for cash	$-	$-	$-
Income for period ended June 30, 2020				$136,712
BALANCE JUNE 30, 2020	$3,561,316	$35,613	$628,349	$(35,415)	$628,547
July 1 - September 30, 2020	-	-	$-	$-
Shares issued for cash	$-	$-	$-
Income for period ended September 30, 2020				$20,333
BALANCE SEPTEMBER 30, 2020	$3,561,316	$35,613	$628,349	$(15,082)	$648,879

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2020, the Company had negative retained earnings of $15,636 and an accumulated deficit of $34,862. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent upon management’s ability to further implement its business plan and, if necessary, raise additional capital as needed from the sales of stock or debt. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

As of September 30, 2020, the Company had $281,996 of cash.

Accounts Receivable

Trade accounts receivable are recorded net of allowance for expected uncollectible accounts. The Company extends credit to its customers in the normal course of business and performs on-going credit evaluations of its customers. All accounts, or portions thereof, that are deemed uncollectible are written off to bad debt expense, as incurred. In addition, most sales orders are not accepted without a substantial deposit. As of September 30, 2020, our ledger had $878,829 as an allowance/ provision for collectible accounts.

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method. We have four principal categories of inventory:

Sales demonstration inventory -Sales demonstration inventory represents completed product used to support our sales force for demonstrations and held for sale. Sales demonstration inventory is held in our demo facilities or by our sales representatives for up to three years, at which time it will be refurbished and transferred to finished goods as used equipment, stated at the lower of cost or net realizable value. We expect these refurbished units to remain in finished goods inventory and sold within 12 months at prices that produce reduced gross margins.

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

At September 30, 2020 and December 31, 2019, respectively, our inventory consisted of the following:

	September 30, 2020	December 31, 2019
Inventory
Equipment Parts Inventory	146,259	0
Sales Demo Inventory	495,150	495,150
Work in process Inventory	11,760	0
Total Inventory	833,328	495,150

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

Machinery and Equipment

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Category	Economic Useful Life
Office furniture and fixtures	3-5 years
Machinery and equipment	5-12 years

	September 30, 2020	December 31, 2019
Fixed Assets
Equipment and Furniture
Accumulated Depreciation	(19,807)	0
Machinery & Equipment	158,456	0
Office and Computer Equipment	8,420
R&D Equipment	15,500	0
Vehicles	2,785
Total Fixed Assets	165,354	0

As of September 30, 2020, we recorded $165,354of capital assets net of depreciation. Fixed assets as of December 31, 2019, were recorded at $0.

Intangible Property

As of September 30, 2020, we did not have any intangible property.

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

Liabilities

Our liabilities consist of current liabilities.

	September 30, 2020	December 31, 2019
Current Liability	1,024,958	5,280
Long Term Liability	728,072	0
Total Liabilities	1,753,030	5,280

As of September 30, 2020, and December 31, 2019, our total liabilities were recorded at $1,753,030 and $5,280, respectively.

Current Liabilities

Our current liabilities consist of accounts payable and deferred revenue.

Sales Tax Liability

Sales tax liability is created when Company sells equipment and services to another entity located in the State of Florida. Currently the sales tax rate in the Company’s County place of business is 6.5%. As of September 30, 2020, our sales tax liability was recorded at $12,566 compared to $0 recorded at December 31, 2019.

Long Term Liabilities

	September 30, 2020	December 31, 2019
	(Unaudited)
Long Term Liabilities
PPP Loan	198,750	0
Lease Liability less Current	225,055	0
Notes	304,267	0
Total Long Term Liabilities	728,072	0

Our long term liabilities include a PPP Loan from Axiom Bank, a promissory note to ICT in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023, and long term lease liability. The Note to ICT may be prepaid in whole or in part. As of September 30, 2020, the unpaid principal amount of the Note was $304,267.

Accounts Payable

As of September 30, 2020, and September 30, 2019, our Account Payables were recorded at $6,670 and $0, respectively.

Deferred Revenue

The Company requires deposits on most sales orders. These deposits are recorded as deferred revenue until such time as the revenue recognition criteria for that project are order is completed. As of September 30, 2020, our deferred revenue was recorded at $962,590 in comparison to $0 recorded at December 31, 2019.

Liquidity and Capital Resources

STATEMENTS OF LIABILITY AND STOCKHOLDERS' EQUITY

STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	(Deficit/Income)	Equity
BALANCE DECEMBER 31, 2019	-	-	$-	$-	$489,870
Shares issued for cash	$2,661,316	$26,613	$478,893
Net loss for year ended December 31, 2019				$(15,636)
January 1st - March 31, 2020	-	-	$-	$-
Shares issued for cash	$900,000	$9,000	$149,456
Net loss for the period ended March 31, 2020				$(156,491)
BALANCE MARCH 31, 2020	$3,561,316	$35,613	$628,349	$(172,127)	$491,835
April 1 - June 30, 2020	-	-	$-	$-
Shares issued for cash	$-	$-	$-
Income for period ended June 30, 2020				$136,712
BALANCE JUNE 30, 2020	$3,561,316	$35,613	$628,349	$(35,415)	$628,547
July 1 - September 30, 2020	-	-	$-	$-
Shares issued for cash	$-	$-	$-
Income for period ended September 30, 2020				$20,333
BALANCE SEPTEMBER 30, 2020	$3,561,316	$35,613	$628,349	$(15,082)	$648,879

See accompanying notes to financial statements

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

Intangible Assets

The Company’s Intangible assets consist of software and software licenses. As of September 30, 2020, the recorded value was $2,495, in comparison to $0 on December 31, 2019.

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

Net Earnings/ Loss per Share

Basic earnings/loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted earnings/ loss per share is computed by dividing the earnings/loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution.

As of September 30, 2020, Company recorded $0.01 net income per share.

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

Promissory Notes

In January 2020, the Company issued a promissory note to ICT in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023. This Note may be prepaid in whole or in part. As of September 30, 2020, the unpaid principal amount of the Note was $304,267.

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

Off-Balance Sheet Arrangements

During the quarter ended September 30, 2020, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company issued a promissory note to ICT in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023. This Note may be prepaid in whole or in part. As of September 30, 2020, the unpaid principal amount of the Note was $304,267.

The Company purchased from ICT Investments certain sales demonstration equipment valued at $158,456 which the Company will use in its business in exchange for 900,000 shares of its common stock.

The Company entered into a sublease for 18,000 SF of manufacturing space with the monthly cost of $14,377.50 per month.

NOTE 4 – STOCKHOLDERS' DEFICIT

As of September 30, 2020, the Company did not have a stockholder deficit. Stockholder equity as of September 30, 2020, was $648,879.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company has committed to ICT Investments to sublease 18,000 SF of manufacturing space with the monthly cost of $14,377.50 per months. The sub lease commitment expires on October 20, 2021.

NOTE 6 – ADVANCES

During its operations in the quarter ended September 30, 2020, the Company did not accrue any costs which were not paid through the cash proceeds or the sale of capital stock.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transaction described below.

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

Liquidity and Capital Resources

For the six months ended September 30, 2020, our liquidity needs were met through revenues received from sales and the financial support of the ICT affiliated companies.

As of September 30, 2020, we had $1,994,153 in current assets, comprised of $281,996 in cash, $878,829 in accounts receivable and $833,328 in inventory, compared to $495,150 in current assets, all of which was inventory, at December 31, 2019. Current liabilities at September 30, 2020, totaled $1,024,958 compared to $5,280 at December 31, 2019.

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

We anticipated our short-term liquidity needs to be approximately $1,300,000 which would be used to increase our sales staff and manufacturing capacity. Since we expect gross profits of approximately $2,500,000, we would have to raise $600,000 to cover the negative cash flow. However, our gross sales numbers in the third quarter were significantly higher than originally anticipated, which resulted in a reassessment of our capital needs. Once this analysis is completed, and we implement our sales and marketing plan to sell our laser cleaning products, we anticipate minimal long-term liquidity needs which we expect to meet through short-term borrowings or equity financing.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

LASER PHOTONICS CORPORATION

	Nine Months ended
	September 30, 2020	September 30, 2019
Cash Flows From:
OPERATING ACTIVITIES
Net Income (loss)	20,333	-
Adjustments to reconcile Net Income to net cash provided by operations:
Change in operating assets and liabilities:
Accounts Receivable	(398,499)	-
Equipment Parts Inventory	123,817	-
Finished Goods Inventory	(180,159)
Work in process Inventory	15,620	-
Depreciation and amortization	6,602	-
Accounts Payable	(7,392)	-
Unearned product Revenues	452,745	-
Net cash provided by Operating Activities	33,068	-
INVESTING ACTIVITIES

Purchase of Machinery & Equipment	(15,500)	-
Purchase of Office & Computer Equipment	(2,785)	-
Purchase of Operational Software & Website	(475)	-
Net cash provided by Investing Activities	(18,760)	-
FINANCING ACTIVITIES
Proceeds from Notes	(33,190)	-
Net cash provided by Financing Activities	(33,190)	-
Cash at the beginning of period	300,878	-
Net cash increase for period	(18,882)	-
Cash at end of period	281,996	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash asset purchase from ICT Investments, LLC

Purchase of sales demo inventories
Purchase of Machinery and Equipment	158,456	0
Total non-cash asset purchase	158,456	0
Stock issued for purchase of assets from ICT Investments, LLC (at par)	9,000	0
Additional paid in capital	149,456	0
Total non-cash consideration	158,456	0

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

Promissory Notes

In January 2020, the Company issued a promissory note to ICT in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023. This Note may be prepaid in whole or in part. As of September 30, 2020, the unpaid principal amount of the Note was $304,267.

Lease Liability

As of September 30, 2020, the amount of the recorded lease liability less the current portion was $225,055.

We adopted ASU 2016-02 effective as of January 1, 2020, utilizing the cumulative-effect adjustment transition method of adoption, which resulted in the recognition on our balance sheet as of September 30, 2020, of $239,433 of right-of-use assets for operating leases and $225,055 of operating lease liability. Amounts related to our reporting segment information for the three and six months ended September 30, 2020, have been restated throughout this Quarterly Report on Form 10-Q to reflect the changes in our reporting segments.

The original maturity date of our facility operating lease is November 1, 2021. However, due to the impact of COVID 19, we reached an agreement with the landlord to defer two monthly payments to the end of the lease. Those lease liabilities were booked as deferred lease payments under long term liabilities.

The maturity amounts of our lease liabilities are as follows:

Year Ending December 31,	Operating leases
2020 (excluding the first 9 months)	$43,133
2021	$181,200
2022	$15,100
Deferred rent	$28,755
Total lease payments	$268,188
Less imputed interest	$0
Total	$268,188

As of September 30, 2020
Operating leases:
Operating lease right-of-use asset	$239,433
Current operating lease liability	$43,133
Operating lease liability - less current portion	$225,055
Total operating lease liability	$268,188

Net Loss per Share

Basic Income/Loss per share is calculated by dividing the Income/Loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted Income/Loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted Income/Loss per share is computed by dividing the Income/Loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution.

	Three Months ended		Nine Months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income (loss) per share	0.01	0.00	0.00	0.00
Weighted average shares	3,561,316	0	3,561,316	0

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Results of Operations

For the three months ended September 30, 2020

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

Our gross sales for the period three months ended September 30, 2020 were $1,060,432 compared to $0 gross sales as of September 30, 2019, and for the nine months ending September 30, 2020, we recorded gross sales of $2,308,053 compared to $0 recorded for the same period ending September 30, 2019. Our largest sales were to Lawrence Berkeley National Laboratory, Hurlburt Air Force Base, Lockheed Martin, Sandia National Lab, MTI Baths, Fairchild Air Force Base and the Department of Veterans Affairs.

	Three Months ended		Nine Months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Gross Sales	1,060,432	0	2,308,053	0

Revenues

Revenue Recognition

We generate revenue from the production and sale of laser equipment, OEM laser products and service and repairs. We recognize revenue according to ASC 606. When the customer obtains control over the promised equipment or services, we record revenue in the amount of consideration that we receive or can expect to receive in exchange for those goods and services. The Company applies the following five-step model to determine revenue recognition:

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

Those gross sales resulted in $607,687 of GAAP income for the three months ending September 30 2020, and $1,345,463 recorded for the nine months ending September 30, 2020, compared to no income recorded for the same period in 2019.

	Three Months ended		Nine Months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
GAAP Revenue	$607,687	0	$1,345,463	0

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

As of September 30, 2020, we recorded our cost of goods sold at $261,063 for the three-month period ended September 30, 2020 and $532,610 for the nine month period ended September 30, 2020.

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

For the three and nine months ending September 30, 2020, we recorded gross profit of $346,623 and $812,853 respectively.

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

	Three Months ended		Six Months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Expense
Depreciation Expense	6,602	0	19,807	0
G&A Expense	59,289	0	149,669	0
Payroll Expenses	217,238	0	513,368	0
Rent Expense	43,162	0	129,456	0
Total Expense	326,291	0	812,299	0

For the three and nine months ending September 30, 2020 we recorded our total expense as $326,291and $812,299 accordingly.

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

All our R&D expenses for the period of three and nine months ending September 30 2020, were expensed and not booked as a separate line item. We intend to establish a separate accounting for R&D expenses in the near future.

Facility

We are leasing our manufacturing facility from ICT with monthly payments and recording those expenses as rent expense. On January 1, 2020, we entered a sub-lease with ICT Investments for 18,000 sf of manufacturing space at a rate of $14,377 per month.

For the three and nine months ended September 30, 2020, we recorded our rent expense of $43,162 and $129,456, respectively.

Our facility is currently equipped with three of our latest advanced laser cleaning demonstration models. It has a materials stock room, ramp and high dock in the warehouse with loading and moving equipment. It also has a machine shop, electronic assembly, and equipment assembly area.

Foreign Currency Gain (Loss)

Foreign currency gain (loss) consists of gains and losses resulting from conducting transactions denominated in currencies other than our functional currencies. As of September 30, 2020, we have not incurred any foreign currency gain (loss).

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

We adopted ASU 2016-02 effective as of January 1, 2020 utilizing the cumulative-effect adjustment transition method of adoption, which resulted in the recognition on our balance sheet as of September 30, 2020 of $282,565 of right-of-use assets for operating leases.

The adoption of ASU 2016-02 also required us to include any initial direct costs, which are incremental costs that would not have been incurred had the lease not been obtained, in the right-of-use assets. The recognition of these costs in connection with our adoption of this guidance did not have a material impact on our financial statements.

Amounts related to our reporting segment information for the three and six months ended September 30, 2020 have been restated throughout this Quarterly Report on Form 10-Q to reflect the changes in our reporting segments.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements.

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

As of September 30, 2020, our President evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for monitoring the process pursuant to which information is gathered and analyze such information to determine the extent to which such information requires disclosure in the reports filed with the Securities and Exchange Commission. Based on such evaluation, our President has concluded that as of September 30, 2020, the Company’s disclosure controls and procedures were effective.

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
Date: November 11, 2020