Form 10-K
period 2020-12-31
Laser Photonics Corp
filed 2021-03-26
CIK 1807887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _____

COMMISSION FILE NUMBER

LASER PHOTONICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-3628771
State or Other jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

1101 N. Keller Road, Suite G Orlando, FL	32810
Address of Principal Executive Offices	Zip Code

(407) 804 1000
Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, $0.001 PAR VALUE
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed be Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming executive officers, directors and our largest shareholder whose daughter serves on the Board of Directors are affiliates) was approximately $0.00 as of December 31, 2020, computed on the basis of the closing price on such date.

As of March 15, 2021, there were 29,331,057 shares of the registrant's Common Stock outstanding.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, which are identified by the words "believe," "expect," "anticipate," "intend," "plan" and similar expressions. The statements contained herein which are not based on historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, risks associated with our ability to successfully develop and protect our intellectual property, our ability to raise additional capital to fund future operations and compliance with applicable laws and changes in such laws and the administration of such laws. These risks are described below and in "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" included in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statements were made.

PART I

ITEM 1.BUSINESS

OVERVIEW

We were formed under the laws of Wyoming on November 8, 2019. We changed our domicile to Delaware on March 5, 2021. We are a vertically integrated manufacturing company for photonics based industrial products and solutions, primarily disruptive laser cleaning technologies.

We initiated our sales effort in January 2020 and as of December 31, 2020 had gross sales of $3,244,186. We sell our products globally to end users and principally to Fortune 1000 companies. Among the Fortune 1000 companies to which we sold our laser equipment was Chrysler, Cooper, Eaton Aerospace Group (a division of Eaton Corporation), Entergis, Mahar Tool Company and Medtronic. We also sell to the U.S. Government as of December 31, 2020 we received a purchase orders to provide the U.S. Army, US Navy, VA, and US National Laboratories with laser cleaning equipment in the amount of $514,319.

Our vertically integrated operations allow us to reduce development and advanced laser equipment manufacturing time, offer better prices, control quality and protect our proprietary knowhow and technology compared to other laser cleaning companies and companies with competing technologies.

We market our products globally through our direct sales force which is located in the United States.

The Laser Photonics™ brand dates back nearly 40 years and has been historically associated with high-quality manufacturing equipment for laser material processing. The brand was previously owned by a number of entities before being acquired by ICT Investments. ICT is investing in Laser Photonics™ branded equipment for innovative and disrupting laser blasting, cleaning, rust removal and corrosion control equipment and technology.

We have an exclusive license agreement with ICT. Under the terms of the exclusive license agreement we have a perpetual, worldwide, exclusive license to sell the Laser Photonics™ branded equipment for laser cleaning and rust removal.

Through our CRM we have access to more than 1,500 high profile Fortune 5000 customer prospects as well as recognition as a global leader in manufacturing premium laser equipment. In addition, through the expertise and reputation of our officers, Board members and advisors, we have the foundation of our technologically advanced, disruptive laser systems specifically suited for most material processes with specific cleaning requirements and challenges.

Our principal executive offices are located at 1101 N. Keller Rd., Suite G, Orlando, Florida 32810, and our telephone number is (407) 804-1000.

Our Markets

We offer the latest generation of laser material processing equipment for a variety of industrial markets and applications, including for defense, space exploration, aerospace, automotive, medical, industrial, electronic and agriculture markets.

The laser cleaning market is estimated to be valued at $611.4 million in 2020 and is expected to be worth $713.6 million by 2023, growing at a CAGR of 3.9% between 2020 and 2024 according to Absolute Reports and Data Bridge Market Research.

Unique Laser Blasting Opportunity for North America

We believe that the laser cleaning equipment market has even a greater potential for growth in light of the size of the $10 billion abrasive cleaning market, and the ancillary $1 billion sandblasting media market, which are being pressured into obsolescence from regulatory agencies from above and labor from below. These market pressures, driven by health, safety and environmental concerns, are accelerating the replacement of abrasive blasting and laser cleaning is emerging as the safe, clean, efficient and affordable alternative.

The growth of the laser cleaning market is attributable to the benefits it provides over traditional cleaning methods, such as abrasive media blasting (a.k.a. sandblasting), dry-ice blasting, and chemical cleaning processes; all of which are inherently hazardous to the health of workers, as well as to the environment since they generate a considerable amount of potentially harmful waste.

In contrast, laser cleaning is a non-contact and non-abrasive process to remove contaminants or impurities on the surface of metals by physically removing the upper layer of the substrate using laser irradiation and where a desired depth can be achieved with a high degree of accuracy. We expect to approach owners of nuclear facilities that have been decommissioned where studies have shown that for metal surfaces have been exposed to radiation and that the radioactivity is primarily located in the oxide layer. Accordingly, we propose to develop the decontamination of metallic surfaces by laser ablation which consists in ejecting surface contamination using high energy pulses and trapping ablated matter (the impurities removed from the metal’s surface) in a filter to avoid its release into the environment. We believe that laser cleaning has many advantages over abrasive cleaning methods such as the minimization of secondary waste, the absence of effluents and the reduction of the exposure of workers to toxic waste through automation of the cleaning process.

The diverse lines of laser cleaning equipment are used in work environments to improve and promote programs to address significant concerns about the exposure of employees to toxic airborne materials to reduce the risk of lung cancer and silicosis triggered by inhalation of crystalline silica powders released from abrasive blasting.

 Our laser cleaning equipment also facilitates a company’s compliance with OSHA and EPA regulations to protect the health of workers using conventional abrasive blasting equipment.

We are now or will soon address the following market opportunities:

Industry	Application	Benefit
Aerospace	Selective and large scale coating and paint removal, assembled component maintenance, cleanups, and reconditioning	No damage to base material, safer to personnel and environment of operation, no maintenance costs, simple waste disposal, achieves surface composition
Automotive	Restoration and renovation, mold cleaning, coating removal, surface pre/post treatment,	No damage to base material, safer to personnel and environment of operation, no maintenance costs, simple waste disposal, achieves surface composition
Healthcare	Production of medical and surgical instruments, orthopedic implants, prototypes	High maturity, quality requirements, customized implants unique to each patient, low-medium instrument production volumes
Shipbuilding	Cleaning, coating preparation, ship maintenance interior and exterior, assembled component maintenance cleanup and reconditioning, selective de-painting, pre-welding cleaning, post welding	No damage to base material, safer to personnel and environment of operation, no maintenance costs, simple waste disposal, achieves ideal surface composition
Dental	Production of fixed dentures and structures (crowns, bridges, inlays); Production and repair of turbine, components and prototypes Production of fixed dentures and structures (crowns, bridges, inlays)	Customized dental parts unique to each patient, Speed and flexibility, high strength, fast-track innovations Customized dental parts unique to each patient

 Growth Strategy

Our objective is to achieve a leadership position in our industry by pursuing the following key elements of our growth strategy:

Multi-market and Multi-product Approach. We intend to develop and manufacture laser systems for a variety of markets to reduce the financial impact that a downturn in any one market would have.

Accent on Developing Standard Systems for Specific Markets. We expect to increase sales through an industry recognized expertise in clearly defined markets with substantial sales demand such as rust removal equipment for the shipbuilding industry, laser de-contamination equipment for the nuclear industry, laser blasting cabinets for the general manufacturing industry, etc.

Broaden Customer Relationships. We expect to develop a global diversified customer base in a variety of industries. We seek to differentiate ourselves from our competitors through superior product pricing, performance and service. We believe that a global presence and investments in application engineering and support will create competitive advantages in serving multinational and local companies.

New Product Development. We intend to target new applications early in the development cycle and drive adoption by leveraging our strong customer relationships, engineering expertise and competitive production costs.

Our Products

Our products are used in a broad range of commercial and industrial applications across a wide range of industries. Laser cleaning products comprised 90% of our sales in 2020. 95% of our sales pipelines for Q1, 2021 are for industrial laser cleaning systems to replace obsolete hazardous abrasives blasting and chemical cleaning equipment. Government health, safety and environmental regulations designed to protect laborers and the environment are pressuring the market to abandon dangerous 19th century abrasives blasting and chemical cleaning processes for safe, clean & green alternatives.

In terms of replacing legacy cleaning systems to safeguarding workers’ health and the environment in a practical, cost-effective manner, we see the laser ablation process as the only viable alternative. Our technology-driven products are already disrupting the abrasives cleaning market, and as a recognized leader in laser photonics research, systems development and product production, we are well-positioned to own a sizable piece of the laser cleaning market.

Our products are researched, designed, tested and built in-house by credentialed laser physicists, software engineers and industrial design engineers. Because we pioneer the innovations that shape the laser photonics industry and we own the intellectual property (IP) that we develop, our systems are cutting-edge and state-of-the-art. Our solid state, integrated optics systems are the most imitated on the market.

Consequently, we expect that our superior quality, Made in America laser blasting products will disrupt and dislodge a significant part of the estimated $50 billion annual global abrasive blasting market, especially in the United States, where government remedies in the form of tough regulations are driven by pressure from labor groups and environmental advocates. The price to operate abrasives-based systems has simply become too high, in terms of fines, law suites, environmental damage and human suffering.

We are price competitive with abrasive-based cleaning solutions, in part through our streamlined manufacturing process. We utilize standardized subassemblies and components, as well as interchangeable common building block technologies, which enable the quick deployment of a wide range of equipment for a broad spectrum of applications to the end user markets. We maintain large inventories for service and repair purposes, as well as expedited deliveries.

Product Line	Principal Applicable Markets	Principal Applications
CleanTech™ line of industrial laser cleaning and rust removal systems	Aerospace, Automotive, General Industry and Manufacturing, Medical Device Manufacturing, Product Identification, Weapons and Defense, Medical, Food & Beverage Industry, Sign Industry	Rust removal Etching Ablation De painting Paint stripping
Hand Held™ laser cleaning systems	Aerospace engine manufacturing Heavy Manufacturing Oil & Gas Industry Medical Devices (Containers) Gas turbines manufacturing	Coating removal Light Engraving Service latches de-painting
Titan™ line of large-format laser cleaning systems	Heavy Manufacturing General Industry and Manufacturing Tooling Industry Gun Manufacturing Missile Manufacturing and ID	Space components manufacturing Gun Fabrication Gun Custom Tools repair and Manufacturing Die fabrication
Precision Laser Cleaning Systems	General Manufacturing Heavy Industry Aluminum car and Track Industry Food processing equipment Industry	Vacuum deposition jig cleaning

We believe that our products are less expensive, higher in quality, simpler to operate and more efficient than any other abrasive or laser cleaning product on the market. We believe that the pricing and quality of our laser cleaning equipment will allow us to obtain deep market penetration of our target markets since our products will be affordable to the many small and mid-sized companies not previously able to afford laser equipment because of its high cost and complexity to operate. We believe that a combination of the price and quality of our products combined with our patented technology and trade secrets will allow us to achieve a market leadership position in the laser cleaning market.

We expect to facilitate sales of the following laser cleaning equipment through a manufacturing process that integrates research and development, engineering and manufacturing at all levels of equipment design and fabrication, which includes vertically integrated manufacturing allowing us to maintain standard laser equipment in stock for quick deliveries.

Handheld Systems

Laser cleaning handhelds are an industrial grade, turnkey laser surface cleaning and preparation system that operates as a portable standalone unit. The handheld laser cleaners process a wide range of materials with special attention to highly-reflective metals.

Class 1 Systems

Class 1 Systems are fully enclosed high power, large format laser parts cleaning, rust removal, and surface conditioning systems. The industrial, turn-key laser cleaning systems operate as a standalone unit or can be easily integrated into a production line environment.

Laser Blaster Systems

Laser Blaster Systems are high performance, industrial-grade, fast, precise and very productive laser cleaning machines containing exclusive powerful fiber lasers, hand held laser blasting heads and suitable working areas for speed, precision, OSHA compliance, safety and flexibility. It is the only equipment in the market currently manufactured in compliance with CDRH FDA regulatory compliance.

Our Competitive Strengths

Track Record of World Class Product Development and Commercialization. Through the combined engineering and operational experience in the laser cleaning industry of our officers and Board members, our team has received access to decades of development of a number of advanced materials processing technologies applicable to the precision glass, semiconductor, photovoltaic, power generation and optical industries.

Vertically Integrated Application Center, Equipment Development and Manufacturing. We develop and manufacture most of our critical assemblies, subassemblies and components, including motion systems, integrated fiber lasers, specialty components, frames, cabinets and proprietary optical assemblies. We also develop our software for use with our laser systems. We have our own engineering, procurement, manufacturing and assembly operations as a part of our vertically integrated manufacturing process. Integration of our application and R&D center with our manufacturing capability provides our customers with a competitive edge to achieving their manufacturing goals for our laser material processing systems.

Accumulated Expertise. We have extensive know-how in mathematical and physical processes and equipment modeling, industrial electronics, laser systems, materials and computer science which enables us to make our market-specific laser material processing equipment, machine operating software, motion and vision systems and other critical assemblies, subassemblies and components.

Diverse Customer Base, End Markets and Applications. We intend to have a diverse customer base, multi-market and multi-product business model given the broad application of our laser cleaning equipment and its competitive pricing and high quality that will not have us dependent on the performance of a specific market sector.

Diversified IP and Knowhow. We were able to secure through our affiliation with ICT Investments a diverse portfolio of knowhow, trade secrets and proprietary technologies. We believe that we possess the design documentation for the largest array of laser-based systems for material processing in North America. We benefit from what we believe are high barriers to entry into 2D and 3D laser material processing systems for both subtractive and additive manufacturing.

Customers

Our intent is to establish additional relationships with Fortune 1000 customers primarily within the United States and with select Fortune 1000 customers around the globe.

Research, Development and Engineering

The principal focus of our research and development activity is the development of our proprietary laser based cleaning equipment to replace global sand blasting and abrasive blasting applications in a large number of markets discussed below.

Marketing and Sales

As of December 31, 2020, we achieved sales of $3,244,186 and employed three salesmen. We have a marketing and sales budget for equal to 10% of our Gross sales and our Board of Directors approved a new product promotional budget of $1,000,000 for 2021.

Product Warranty and Support

We offer a two-year limited warranty against defects in materials and workmanship under normal use and service conditions following delivery of our equipment to our customers.

We also warrant to the owners of our custom laser systems that they are designed and manufactured in accordance with agreed-upon specifications. In resolving claims under both the defects and performance warranties, we have the option of either repairing or replacing the covered laser cleaning equipment. Our warranties are automatically transferred from the original purchaser of our laser cleaning equipment and optical components to subsequent purchasers upon delivery of our finished laser systems.

In general, our products carry a warranty against defects, depending on the product type and customer negotiations. The expected costs associated with these warranty obligations are not expected to be significant and are not recorded on our financial statements.

Competition

Our primary focus is providing diversified industrial-grade laser-based cleaning machinery in a variety of markets. Each market has different group of competitors subject to rapidly changing technologies and materials, a customer base with continuously changing requirements and geographical outsourcing challenges.

We believe that our future success is dependent on our flexibility to adapt to changes in the marketplace expanding our existing products and services targeting application specific systems for each industry we serve. We continuously introduce new products and services on a timely and cost-effective basis identifying both standard and niche laser-systems opportunities enhancing our ability to penetrate new customers and new emerging markets.

Primary competitive factors in our markets include:

●
Price and value
●
Ability to design, manufacture, and deliver new products on a cost-effective and timely basis
●
Ability of our suppliers to produce and deliver components, including sole or limited source components, in a timely manner, in the quantity desired and at the budgeted prices
●
Product performance and reliability
●
Service support
●
Product mix
●
Ability to meet customer specifications
●
Ability to respond quickly to changes in market demand and technology developments

In the materials processing market, the competition is fragmented with a large number of competitors that are small or privately owned or compete with the company on a limited geographic, industry, or application specific basis including Trumpf GmbH, Clean Leaser GMBH, P-Laser. Advanced Laser Technology, Anilox Roll Cleaning Systems, General Lasertronics, IPG Photonics, Laserax and White Lion Dry Ice & Laser Cleaning Technology. We believe that none of our competitors compete in all the industries, applications, and geographical markets which we serve and that our products compete favorably with respect to their laser cleaning equipment.

 Backlog

At December 31, 2020, our backlog of orders (generally scheduled for shipment within 12-16 weeks) was approximately $1,09  million compared to $0,36 million at December 31, 2019. At December 31, 2020, and December 31, 2019 our backlog included only orders with firm shipment dates and did not included any commitments and orders in process.

Intellectual Property and License Rights.

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of trademarks, patents and trade secrets, as well as associate and third party confidentiality agreements, to safeguard our intellectual property.

With respect to proprietary know-how that is not patentable and processes for which patents are difficult to enforce, we rely on, among other things, trade secret protection and confidentiality agreements to safeguard our interests. We believe that many elements of our laser system manufacturing process, including our unique materials sourcing, involve proprietary know-how, technology, or data that are not covered by patents or patent applications, including technical processes, equipment designs, algorithms, and procedures. We have taken security measures to protect these elements. All of our research and development personnel will have to sign confidentiality and proprietary information agreements with us. These agreements address intellectual property protection issues and require our associates to assign to us all of the inventions, designs, and technologies they develop during the course of employment with us. We also require our customers and business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our modules, technology, or business plans.

Employees

As of December 31, 2020, we had 21 full time employees and two part-time employees.

Government Regulation

Our current and contemplated activities and the products and processes that will result from such activities are subject to substantial government regulation, both in the United States and internationally.

Radiation Control for Health and Safety Act

We are subject to the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the National Center for Devices and Radiological Health, a branch of the United States Food and Drug Administration. Among other things, those regulations require laser manufacturers to file new product and annual reports, to maintain quality control and sales records, to perform product testing, to distribute appropriate operating manuals, to incorporate design and operating features in lasers sold to end-users and to certify and label each laser sold to end-users as one of four classes (based on the level of radiation from the laser that is accessible to users). Various warning labels must be affixed and certain protective devices installed depending on the class of product. The National Center for Devices and Radiological Health is empowered to seek fines and other remedies for violations of the regulatory requirements.

CE Marking

We are subject to certain regulations in Europe as administered by the European Commission. CE Marking is required for products marketed within the European Economic Area (EEA) and confirms that the manufacturer meets certain safety, health and environmental protection requirements administered by the European Union. Non-compliance with these regulations could result in warnings, penalties or fines. We believe that we are currently in compliance with these regulations.

United States Food and Drug Administration

Certain products manufactured by us are integrated into systems by our customers that are subject to certain regulations administered by the United States Food and Drug Administration. We must comply with certain quality control measurements for our products to be effectively used in our customers’ end products. Non-compliance with quality control measurements could result in loss of business with our customers, fines and penalties.

Facility

On December 1, 2019, we entered a sub-lease with ICT Investments for 5,000 sf of manufacturing space on a month-to-month basis at $4,050 per month. In January 2020 we expanded the lease with ICT Investments to include the entire facility of 18,000 sf and increased our monthly rent to $14,377.50.

Our facility is currently equipped with five of our latest advanced laser cleaning demonstration models.

Available Information

We maintain a website with the address www.laserphotonics.com.

We are not including the information contained in our website as part of, or incorporating it by reference into, this on Form 10-K. We will make available, free of charge through our website, our annual reports on Form 10-K-K, quarterly reports on Form 10-K, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”).

Emerging Growth Company

We are and we will remain an “emerging growth company” as defined under The Jumpstart Our Business Startups Act (the “JOBS Act”), until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a “large accelerated filer” (with at least $700 million in public float) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

As an “emerging growth company”, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

● only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis” disclosure;

● reduced disclosure about our executive compensation arrangements;

● no requirement that we hold non-binding advisory votes on executive compensation or golden parachute arrangements; and

● exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We have taken advantage of some of these reduced burdens, and thus the information we provide stockholders may be different from what you might receive from other public companies in which you hold shares.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We are choosing to take advantage of such extended transition period, and as a result, we will not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time as we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”.  Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act (“SOX”) requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

Item 1A. RISK FACTORS

Risks related to our business and our industry

We have an extremely limited operating history.

With respect to the manufacturing and sale of laser-based cleaning equipment, we are currently a start-up company with limited current sales of our laser-based cleaning products. There is no historical basis to make judgments on the capabilities associated with our enterprise, management and/or employee’s ability to produce a commercial product leading to a profitable company.

We will need to raise additional capital.

Given our limited revenues from sales of our laser cleaning products to date, with no assurance as to when we may begin to receive revenues sufficient to meet our manufacturing goals, we expect that we will need to obtain additional operating capital either through equity offerings, debt offerings or a combination thereof, in the future. In addition, if, in the future, we are not capable of generating sufficient revenues from operations and our capital resources are insufficient to meet future requirements, we may have to raise funds to allow us to continue to commercialize, market and sell our products. We presently have no committed sources of funding and we have not entered into any agreements or arrangements with respect to our fundraising efforts. We cannot be certain that funding will be available on acceptable terms or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct business. If we are unable to raise additional capital if required or on acceptable terms, we may have to significantly scale back, delay or discontinue the development and/or commercialization of our laser-based cleaning products, restrict our operations or obtain funds by entering into agreements on unattractive terms.

If our proposed marketing efforts are unsuccessful, we may not earn enough revenue to become profitable.

Our success will depend on investment in marketing resources and the successful implementation of our marketing plan. Our marketing plan may include attendance at trade shows and making private demonstrations, advertising and promotional materials and advertising campaigns in print and/or broadcast media. We cannot give any assurance that our marketing efforts will be successful.  If they are not, revenue may not be sufficient to cover our fixed costs and we may not become profitable.

The Coronavirus pandemic could delay or eliminate current and future purchase orders for our laser-based cleaning equipment that could prevent us from achieving our business plan.

As the Covid-19 outbreak and the global response to it continue to evolve, our financial condition, liquidity, and future results of operations could be negatively affected We are currently involved in completing purchase orders for our laser-based cleaning equipment and will be attempting to obtain additional purchase orders from these customers and new customers. The Covid-19 outbreak could reduce or eliminate the demand for our equipment as a result of factory closures or slowdowns, disruption of supply lines, employee absences or government required travel restrictions and changes in demand for our equipment. As a consequence, our sales could be depressed and our business may fail if we are not able to make adjustments to the reduced cash flow or borrow money on acceptable terms.

We may be unable to respond to rapid technology changes and innovative products.

In a constantly changing and innovative technology market with frequent new product introductions, enhancement and modifications, we may be forced to implement and develop new technologies into our products for anticipation of changing customer requirements that may significantly impact costs in order to retain or enhance our competitive position in existing and new markets.

There is intense competition in our market.

We face intense competition from other manufacturers of crystalline silicon laser modules, thin-film laser modules and solar thermal and concentrated fiber laser systems. By entering this sector, our management is aware that failure to compete with direct market leading companies and new entrants will affect overall business and the product. Therefore, the faster innovative applications and technologies are implemented to the developed product, the better the pricing and commercial business strategies management will be able to offer to businesses purchasing fiber laser systems. Competitive factors in this market are all related to product performance, price, customer service, training platforms, reputation, sales and marketing effectiveness.

Future acquisitions may be unsuccessful and may negatively affect operations and financial condition.

We plan to grow organically but will be opportunistic in terms of potential acquisitions of complementary acquisition targets. Should we acquire other companies, the integration of businesses, personnel, product lines and technologies can be difficult, time consuming and subject to significant risks. Any difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and decrease our revenue.

We may be unable to protect our intellectual property.

Our ability to protect our proprietary technology and operate without infringing the rights of others will allow our laser-based cleaning business to compete successfully and achieve future revenue growth. If we are unable to protect our proprietary technology or infringe upon the rights of others, it could negatively impact our operating results.

If we are unable to hire additional personnel, we will have trouble growing our business.

Our future success depends on our ability to attract, retain and motivate highly skilled technical, marketing, management, accounting and administrative personnel. We plan to hire additional personnel in all areas of our business as we grow. Competition for qualified personnel is intense. As a result, we may be unable to attract and retain qualified personnel. We may also be unable to retain the employees that we currently employ or to attract additional technical personnel. The failure to retain and attract the necessary personnel could seriously harm our business, financial condition and results of operations.

Because ICT Investments, LLC owns a majority of our outstanding shares, it can elect our directors without regard to other stockholders’ votes.

ICT Investments has majority voting control through his ownership of all issued and outstanding shares of our common stock. As a result, it may elect all of our directors, who in turn elect all executive officers, without regard to the votes of other stockholders. The voting control of ICT Investments is held by Dmitriy Nikitin which gives him the ability to authorize change-in-control transactions, amendments to our articles of incorporation and other matters that may not be in the best interests of our minority stockholders. In this regard, Mr. Nikitin has absolute control over our management and affairs.

We face a higher risk of failure because we cannot accurately forecast our future revenues and operating results.

The rapidly changing nature of the markets in which we compete makes it difficult to accurately forecast our revenues and operating results.  Furthermore, we expect our revenues and operating results to fluctuate in the future due to a number of factors, including the following:

•
the timing of sales of our products;
•
unexpected delays in introducing new products;
•
increased expenses, whether related to sales and marketing, or administration;
•
costs related to anticipated acquisitions of complementary businesses.

Our products may suffer defects.

Our products may suffer defects that may lead to substantial product liability, damage or warranty claims. Given our complex platforms and systems within our product, errors and defects may be related to flight and/or communications. Such an event could result in significant expenses arising from product liability and warranty claims, and reduce sales, which could have a material adverse effect on business, financial condition and results of operations.

We will need to increase the size of our organization, and we may experience difficulties in managing growth, which would hurt our financial performance.

We will need to expand our employee infrastructure for managerial, operational, financial and other resources in addition to employees hired from other companies which we may acquire. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

In order to manage our future growth, we will need to continue to improve our management, operational and financial controls and our reporting systems and procedures. All of these measures will require significant expenditures and will demand the attention of management. If we do not continue to enhance our management personnel and our operational and financial systems and controls in response to growth in our business, we could experience operating inefficiencies that could impair our competitive position and could increase our costs more than we had planned. If we are unable to manage growth effectively, our business, financial condition and operating results could be adversely affected.

Our business depends on experienced and skilled personnel, and if we are unable to attract and integrate skilled personnel, it will be more difficult for us to manage our business and complete contracts.

The success of our business depends on the skill of our personnel. Accordingly, it is critical that we maintain, and continue to build, a highly experienced management team and specialized workforce, including sales professionals. Competition for personnel, particularly those with expertise in government consulting and a security clearance is high and identifying candidates with the appropriate qualifications can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy given our anticipated hiring needs, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. In addition, our ability to recruit, hire and indirectly deploy former employees of the U.S. Government is subject to complex laws and regulations, which may serve as an impediment to our ability to attract such former employees.

Our business is labor intensive and our success depends on our ability to attract, retain, train and motivate highly skilled employees, including employees who may become part of our organization in connection with our acquisitions. The increase in demand for consulting, technology integration and managed services has further increased the need for employees with specialized skills or significant experience in these areas. Our ability to expand our operations will be highly dependent on our ability to attract a sufficient number of highly skilled employees and to retain our employees and the employees of companies that we have acquired. We may not be successful in attracting and retaining enough employees to achieve our desired expansion or staffing plans. Furthermore, the industry turnover rates for these types of employees are high and we may not be successful in retaining, training or motivating our employees. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to accept new client engagements. Such inability may also force us to increase our hiring of independent contractors, which may increase our costs and reduce our profitability on client engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce. Our future success will depend on our ability to manage the levels and related costs of our workforce.

In the event we are unable to attract, hire and retain the requisite personnel and subcontractors, we may experience delays in completing contracts in accordance with project schedules and budgets, which may have an adverse effect on our financial results, harm our reputation and cause us to curtail our pursuit of new contracts. Further, any increase in demand for personnel may result in higher costs, causing us to exceed the budget on a contract, which in turn may have an adverse effect on our business, financial condition and operating results and harm our relationships with our customers.

Insurance and contractual protections may not always cover lost revenue, increased expenses or liquidated damages payments, which could adversely affect our financial results.

Although we maintain insurance and intend to obtain warranties from suppliers, obligate subcontractors to meet certain performance levels and attempt, where feasible, to pass risks we cannot control to our customers, the proceeds of such insurance, warranties, performance guarantees or risk sharing arrangements may not be adequate to cover lost revenue, increased expenses or liquidated damages payments that may be required in the future.

Internal system or service failures could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenues and profitability.

Any system or service disruptions, including those caused by ongoing projects to improve our information technology systems and the delivery of services, if not anticipated and appropriately mitigated, could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. We are also subject to system failures, including network, software or hardware failures, whether caused by us, third-party service providers, cyber security threats, natural disasters, power shortages, terrorist attacks or other events, which could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our future results could be adversely affected.

Our financial performance could be adversely affected by decreases in spending on technology products and services by our public sector customers.

Our sales to our public sector customers are impacted by government spending policies, budget priorities and revenue levels. An adverse change in government spending policies (including budget cuts at the federal level), budget priorities or revenue levels could cause our public sector customers to reduce their purchases or to terminate or not renew their contracts with us, which could adversely affect our business, results of operations or cash flows.

Our business could be adversely affected by the loss of certain vendor partner relationships and the availability of their products.

We purchase products from vendors on a global basis as components to include in our finished laser-based cleaning equipment. In the event we were to lose one of our significant vendor partners, our business could be adversely affected.

We expect to enter into joint ventures, teaming and other arrangements, and these activities involve risks and uncertainties.

We expect to enter into joint ventures, teaming and other arrangements. These activities involve risks and uncertainties, including the risk of the joint venture or applicable entity failing to satisfy its obligations, which may result in certain liabilities to us for guarantees and other commitments, the challenges in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between us and our partners and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements.

Our business and operations expose us to numerous legal and regulatory requirements and any violation of these requirements could harm our business.

We are subject to numerous federal, state and foreign legal requirements on matters as diverse as data privacy and protection, employment and labor relations, immigration, taxation, anticorruption, import/export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition. Compliance with diverse and changing legal requirements is costly, time-consuming and requires significant resources. We are also focused on expanding our business in certain identified growth areas, such as energy and environment, which are highly regulated and may expose us to increased compliance risk. Violations of one or more of these diverse legal requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations.

If we do not adequately protect our intellectual property rights, we may experience a loss of revenue and our operations may be materially harmed.

We rely upon confidentiality agreements signed by our employees, consultants and third parties to protect our intellectual property. We cannot assure you that we can adequately protect our intellectual property or successfully prosecute potential infringement of our intellectual property rights. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. Our failure to protect our intellectual property rights may result in a loss of revenue and could materially adversely affect our operations and financial condition.

As a manufacturer of laser cleaning equipment our future success depends on our ability to effectively balance manufacturing production with market demand and reducing our manufacturing cost per watt.

Our ability to generate the profits we expect to achieve will depend, in part, on our ability to respond to market demand and add new manufacturing capacity in a cost-effective manner. In addition, we must continue to increase the efficiency of our manufacturing process to compete successfully and generate the returns to our shareholders, attract growth capital and a qualify for and maintain a listing on an exchange. Our failure to do so could threaten our long-term viability.

We depend on the U.S. Government for a portion of our business which we expect to increase and changes in government defense spending could have adverse consequences on our financial position, results of operations and business.

Approximately 10% of our U.S. revenues have been from sales and services rendered directly or indirectly to the U.S. Government which we expect to grow to 25% in the next 12 months. Our current contract for the U.S. Army is a defense related award and our anticipated future revenues from the U.S. Government are expected to result from contracts awarded under various U.S. Government programs, primarily defense-related programs with the Department of Defense (DoD) and other departments and agencies. Cost cutting including through consolidation and elimination of duplicative organizations and insurance has become a major initiative for DoD. The funding of our programs is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions. The overall level of U.S. defense spending increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan. However, with the winding down of both wars, defense spending levels are becoming increasingly difficult to predict and are expected to be affected by numerous factors. Such factors include priorities of the Administration and the Congress, and the overall health of the U.S. and world economies and the state of governmental finances.

The Budget Control Act of 2011 enacted 10-year discretionary spending caps which are expected to generate over $1 trillion in savings for the U.S. Government, a substantial portion of which comes from DoD baseline spending reductions. In addition, the Budget Control Act of 2011 provides for additional automatic spending cuts (referred to as “sequestration”) totaling $1.2 trillion over nine years. These reduction targets will further reduce DoD and other federal agency budgets. Although the Office of Management and Budget has provided guidance to agencies on implementing sequestration cuts, there remains much uncertainty about how exactly sequestration cuts will be implemented and the impact those cuts will have on contractors supporting the government. Given the potential impasse over raising the debt ceiling, we are not able to predict them impact of budget cuts, including sequestration, on our company or our financial results. However, we expect that budgetary constraints and concerns related to the national debt will continue to place downward pressure on DoD spending levels and that implementation of the automatic spending cuts without change will reduce, delay or cancel funding for certain of our contracts - particularly those with unobligated balances - and programs and could adversely impact our operations, financial results and growth prospects.

Significant reduction in defense spending could have long-term consequences for our size and structure. In addition, reduction in government priorities and requirements could impact the funding, or the timing of funding, of our programs, which could negatively impact our results of operations and financial condition. In addition, we are involved in U.S. Government programs, which are classified by the U.S. Government and our ability to discuss these programs, including any risks and disputes and claims associated with and our performance under such programs, could be limited due to applicable security restrictions.

Our financial performance is dependent on our ability to perform on our current and future expected U.S. Government contracts, which are subject to termination for convenience, which could harm our financial performance.

We believe that our financial performance will dependent on our performance under our expected U.S. Government contracts. Government customers have the right to cancel any contract for its convenience. An unanticipated termination of, or reduced purchases under, one of the Company’s major contracts whether due to lack of funding, for convenience or otherwise, or the occurrence of delays, cost overruns and product failures could adversely impact our results of operations and financial condition. If one of our contracts were terminated for convenience, we would generally be entitled to payments for our allowable costs and would receive some allowance for profit on the work performed. If one of our contracts were terminated for default, we would generally be entitled to payments for our work that has been accepted by the government. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts and orders. Furthermore, on contracts for which we are a subcontractor and not the prime contractor, the U.S. Government could terminate the prime contract for convenience or otherwise, irrespective of our performance as a subcontractor.

Our failure to comply with a variety of complex procurement rules and regulations could result in our being liable for penalties, including termination of our current and anticipated U.S. Government contracts, disqualification from bidding on future U.S. Government contracts and suspension or debarment from U.S. Government contracting that could adversely affect our financial condition.

We must comply with laws and regulations relating to the formation, administration and performance of our one existing and anticipated future U.S. Government contracts, which affect how we do business with our customers and may impose added costs on our business. U.S. Government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government, department-specific regulations that implement or supplement DFAR, such as the DOD’s Defense Federal Acquisition Regulation Supplement (DFARS) and other applicable laws and regulations. We are also subject to the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations; the Procurement Integrity Act, which regulates access to competitor bid and proposal information and government source selection information, and our ability to provide compensation to certain former government officials; the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. Government for payment or approval; the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. Government for payment or approval; and the U.S. Government Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. Government contracts. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, and the assessment of penalties and fines and lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. In addition, government contractors are also subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Audit Agency (DCAA) and Defense Contract Management Agency (DCMA). These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of and a contractor’s compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. During the term of any suspension or debarment by any U.S. Government agency, contractors can be prohibited from competing for or being awarded contracts by U.S. Government agencies. The termination of any of the Company’s significant Government contracts or the imposition of fines, damages, suspensions or debarment would adversely affect the Company’s business and financial condition.

The U.S. Government may adopt new contract rules and regulations or revise its procurement practices in a manner adverse to us at any time.

Our industry has experienced, and we expect it will continue to experience, significant changes to business practices as a result of an increased focus on affordability, efficiencies, and recovery of costs, among other items. U.S. Government agencies may face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform, mitigation of potential conflicts of interest and environmental responsibility or sustainability, as well as any resulting shifts in the buying practices of U.S. Government agencies, such as increased usage of fixed price contracts, multiple award contracts and small business set-aside contracts, could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or renew our existing contracts when those contracts are recompeted. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement and could adversely affect our future revenues, profitability and prospects.

We may incur cost overruns as a result of fixed priced government contracts which would have a negative impact on our operations.

As we pursue additional U.S. Government contracts in addition to the one U.S. Government contract we now have for the U.S. Army, we expect to have to perform under fixed price contracts such as multi-award, multi-year IDIQ task order based contracts, which generally provide for fixed price schedules for products and services, have no pre-set delivery schedules, have very low minimum purchase requirements, are typically competed among multiple awardees and could force us to carry the burden of any cost overruns. Due to their nature, fixed-priced contracts inherently have more risk than cost reimbursable contracts. If we are unable to control costs or if our initials cost estimates are incorrect, we can lose money on these contracts. In addition, some of these fixed price contracts will likely have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Lower earnings caused by cost overruns and cost controls would have a negative impact on our results of operations should we receive awards of such contracts. The U.S. Government has the right to enter into contracts with other suppliers, which may be competitive with the Company’s IDIQ contracts. The Company anticipates that it may also perform fixed priced contracts under which the Company agrees to provide specific quantities of products and services over time for a fixed price. Since the price competition to win both IDIQ and fixed price contracts is intense and the costs of future contract performance cannot be predicted with certainty, there can be no assurance as to the profits, if any, that the Company will realize over the term of such contracts.

Misconduct of employees, subcontractors, agents and business partners could cause us to lose existing contracts or customers and adversely affect our ability to obtain new contracts and customers and could have a significant adverse impact on our business and reputation.

Misconduct could include fraud or other improper activities such as falsifying time or other records and violations of laws, including the Anti-Kickback Act. Other examples could include the failure to comply with our policies and procedures or with federal, state or local government procurement regulations, regulations regarding the use and safeguarding of classified or other protected information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental, health or safety matters, bribery of foreign government officials, import-export control, lobbying or similar activities, and any other applicable laws or regulations. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of sensitive or classified information could result in claims, remediation costs, regulatory sanctions against us, loss of current and future contracts and serious harm to our reputation. Although we have implemented policies, procedures and controls to prevent and detect these activities, these precautions may not prevent all misconduct, and as a result, we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees, subcontractors, agents or business partners could damage our reputation and subject us to fines and penalties, restitution or other damages, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business, reputation and our future results.

We may fail to obtain and maintain necessary security clearances, which may adversely affect our ability to perform on certain anticipated U.S. government contracts and depress our potential revenues.

Many U.S. Government programs require contractors to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain. If we or our employees are unable to obtain or retain necessary security clearances, we may not be able to win new business, and our existing clients could terminate their contracts with us or decide not to renew them. To the extent we are not able to obtain and maintain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively rebid on expiring contracts, as well as lose existing contracts, which may adversely affect our operating results and inhibit the execution of our growth strategy.

Our future revenues and growth prospects could be adversely affected by our dependence on other contractors.

If other contractors with whom we have contractual relationships either as a prime contractor or subcontractor eliminate or reduce their work with us, or if the U.S. Government terminates or reduces these other contractors’ programs, does not award them new contracts or refuses to pay under a contract our financial and business condition may be adversely affected. Companies that do not have access to U.S. Government contracts may perform services as our subcontractor and that exposure could enhance such companies’ prospect of securing a future position as a prime U.S. Government contractor which could increase competition for future contracts and impair our ability to perform on contracts.

We may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of a subcontractor’s personnel or the subcontractor’s failure to comply with applicable law. Current uncertain economic conditions heighten the risk of financial stress of our subcontractors, which could adversely impact their ability to meet their contractual requirements to us. If any of our subcontractors fail to timely meet their contractual obligations or have regulatory compliance or other problems, our ability to fulfill our obligations as a prime contractor or higher tier subcontractor may be jeopardized. Significant losses could arise in future periods and subcontractor performance deficiencies could result in our termination for default. A termination for default could eliminate a revenue source, expose us to liability and have an adverse effect on our ability to compete for future contracts and task orders, especially if the customer is an agency of the U.S. Government.

Our international business exposes us to geo-political and economic factors, regulatory requirements and other risks associated with doing business in foreign countries. .

We intend to engage in additional foreign operations which pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address. These risks differ from and potentially may be greater than those associated with our domestic business.

Our international business is sensitive to changes in the priorities and budgets of international customers and geo-political uncertainties, which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, various regional and local economic and political factors, risks and uncertainties, as well as U.S. foreign policy. Our international sales are subject to U.S. laws, regulations and policies, including the International Traffic in Arms Regulations (ITAR) and the Foreign Corrupt Practices Act (see below) and other export laws and regulations. Due to the nature of our products, we must first obtain licenses and authorizations from various U.S. Government agencies before we are permitted to sell our products outside of the U.S. We can give no assurance that we will continue to be successful in obtaining the necessary licenses or authorizations or that certain sales will not be prevented or delayed. Any significant impairment of our ability to sell products outside of the U.S. could negatively impact our results of operations and financial condition.

Our international sales are also subject to local government laws, regulations and procurement policies and practices which may differ from U.S. Government regulations, including regulations relating to import-export control, investments, exchange controls and repatriation of earnings, as well as to varying currency, geo-political and economic risks. Our international contracts may include industrial cooperation agreements requiring specific in-country purchases, manufacturing agreements or financial support obligations, known as offset obligations, and provide for penalties if we fail to meet such requirements. Our international contracts may also be subject to termination at the customer’s convenience or for default based on performance, and may be subject to funding risks. We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors, partners and suppliers in connection with international programs. As a result of these factors, we could experience award and funding delays on international programs and could incur losses on such programs, which could negatively impact our results of operations and financial condition.

We are also subject to a number of other risks including:

● the absence in some jurisdictions of effective laws to protect our intellectual property rights;
● multiple and possibly overlapping and conflicting tax laws;
● restrictions on movement of cash;
● the burdens of complying with a variety of national and local laws;
● political instability;
● currency fluctuations;
● longer payment cycles;
● restrictions on the import and export of certain technologies;
● price controls or restrictions on exchange of foreign currencies; and
● trade barriers.

Our international operations are subject to special U.S. government laws and regulations, such as the Foreign Corrupt Practices Act, and regulations and procurement policies and practices, including regulations to import-export control, which may expose us to liability or impair our ability to compete in international markets.

Our international operations are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. We expect to have operations and deal with governmental customers in countries known to experience corruption, including certain countries in the Middle East and in the future, the Far East. Our activities in these countries could create the risk of unauthorized payments or offers of payments by one of our employees, consultants or contractors that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. We are also subject to import-export control regulations restricting the use and dissemination of information classified for national security purposes and the export of certain products, services, and technical data, including requirements regarding any applicable licensing of our employees involved in such work.

As a U.S. defense contractor we are vulnerable to security threats and other disruptions that could negatively impact our business.

As a U.S. defense contractor, we face certain security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary or classified information, and threats to physical security. These types of events could disrupt our operations, require significant management attention and resources, and could negatively impact our reputation among our customers and the public, which could have a negative impact on our financial condition, results of operations and liquidity. We are continuously exposed to cyber-attacks and other security threats, including physical break-ins. Any electronic or physical break-in or other security breach or compromise may jeopardize security of information stored or transmitted through our information technology systems and networks. This could lead to disruptions in mission-critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Although we have implemented policies, procedures and controls to protect against, detect and mitigate these threats, we face advanced and persistent attacks on our information systems and attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated. These attempts include covertly introducing malware to our computers and networks and impersonating authorized users, among others, and may be perpetrated by well-funded organized crime or state sponsored efforts. We seek to detect and investigate all security incidents and to prevent their occurrence or recurrence. We continue to invest in and improve our threat protection, detection and mitigation policies, procedures and controls. In addition, we work with other companies in the industry and government participants on increased awareness and enhanced protections against cyber security threats. However, because of the evolving nature and sophistication of these security threats, which can be difficult to detect, there can be no assurance that our policies, procedures and controls have or will detect or prevent any of these threats and we cannot predict the full impact of any such past or future incident. Although we work cooperatively with our customers and other business partners to seek to minimize the impacts of cyber and other security threats, we must rely on the safeguards put in place by those entities. Any remedial costs or other liabilities related to cyber or other security threats may not be fully insured or indemnified by other means. Occurrence of any of these security threats could expose us to claims, contract terminations and damages and could adversely affect our reputation, ability to work on sensitive U.S. Government contracts, business operations and financial results.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Weak economic conditions sustained uncertainty about global economic conditions, concerns about future U.S. budgetary cuts, or a prolonged or further tightening of credit markets could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business, results of operations or cash flows. In the event of extreme prolonged adverse market events, such as a global credit crisis, we could incur significant losses.

Risks Related to Our Common Stock

We are eligible to be treated as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in this FORM 10-K and our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this FORM 10-K. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the Commission following the date we are no longer an “emerging growth company” as defined in the JOBS “Act. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Our largest shareholder beneficially owns a significant number of shares of our common stock. That shareholder’s interests may conflict with other stockholders, who may be unable to influence management and exercise control over our business.

As of the date of this Form 10-K, our largest shareholder, ICT Investments, owns approximately 97% of our shares of common stock. As a result, ICT Investments is able to: elect or defeat the election of our directors, amend or prevent amendment to our certificates of incorporation or bylaws, effect or prevent a merger, sale of assets or other corporate transaction, and control the outcome of any other matter submitted to the shareholders for vote. Accordingly, other stockholders may be unable to influence management and exercise control over our business.

We do not intend to pay cash dividends to our stockholders, so you will not receive any return on your investment in our Company prior to selling your interest in the Company.

We have never paid any dividends to our common stockholders as a public company. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any cash dividends in the foreseeable future. If we determine that we will pay cash dividends to the holders of our common stock, we cannot assure that such cash dividends will be paid on a timely basis. The success of your investment in the Company will likely depend entirely upon any future appreciation. As a result, you will not receive any return on your investment prior to selling your shares in our Company and, for the other reasons discussed in this “Risk Factors” section, you may not receive any return on your investment even when you sell your shares in our Company.

Anti-Takeover, Limited Liability and Indemnification Provisions

Some provisions of our articles of incorporation and bylaws may deter takeover attempts, which may inhibit a takeover that stockholders consider favorable and limit the opportunity of our stockholders to sell their shares at a favorable price.

Under our articles of incorporation, our Board of Directors may issue additional shares of common or preferred stock. Our Board of Directors has the ability to authorize “blank check” preferred stock without future shareholder approval. This makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares and/or any other transaction that might otherwise be deemed to be in their best interests, and thereby protects the continuity of our management and limits an investor’s opportunity to profit by their investment in the Company. Specifically, if in the due exercise of its fiduciary obligations, the Board of Directors were to determine that a takeover proposal was not in our best interest, shares could be issued by our Board of Directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

● diluting the voting or other rights of the proposed acquirer or insurgent stockholder group,
● putting a substantial voting bloc in institutional or other hands that might undertake to support the incumbent Board of Directors, or
● effecting an acquisition that might complicate or preclude the takeover.

Our indemnification of our officers and directors may cause us to use corporate resources to the detriment of our stockholders.

Our certificate of incorporation eliminates the personal liability of our directors for monetary damages arising from a breach of their fiduciary duty as directors to the fullest extent permitted by Delaware law. This limitation does not affect the availability of equitable remedies, such as injunctive relief or rescission. Our articles of incorporation require us to indemnify our directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law.
Under Delaware law, we may indemnify our directors or officers or other persons who were, are or are threatened to be made a named defendant or respondent in a proceeding because the person is or was our director, officer, employee or agent, if we determine that the person:

•
conducted himself or herself in good faith, reasonably believed, in the case of conduct in his or her official capacity as our director or officer, that his or her conduct was in our best interests, and, in all other cases, that his or her conduct was at least not opposed to our best interests; and
•
in the case of any criminal proceeding, had no reasonable cause to believe that his or her conduct was unlawful. These persons may be indemnified against expenses, including attorneys’ fees, judgments, fines, including excise taxes, and amounts paid in settlement, actually and reasonably incurred, by the person in connection with the proceeding. If the person is found liable to the corporation, no indemnification will be made unless the court in which the action was brought determines that the person is fairly and reasonably entitled to indemnity in an amount that the court will establish.

These persons may be indemnified against expenses, including attorneys’ fees, judgments, fines, including excise taxes, and amounts paid in settlement, actually and reasonably incurred, by the person in connection with the proceeding. If the person is found liable to the corporation, no indemnification will be made unless the court in which the action was brought determines that the person is fairly and reasonably entitled to indemnity in an amount that the court will establish.

Insofar as indemnification for liabilities under the Securities Act may be permitted to directors, officers or persons controlling us under the above provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

The obligations associated with being a public company require significant resources and management attention, which may divert from our business operations.

We will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition, proxy statement, and other information. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Our Chief Executive Officer and Chief Financial Officer will need to certify that our disclosure controls and procedures are effective in ensuring that material information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We may need to hire additional financial reporting, internal controls and other financial personnel in order to develop and implement appropriate internal controls and reporting procedures. As a result, we will incur significant legal, accounting and other expenses. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements. We anticipate that these costs will materially increase our selling, general and administrative expenses.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act of 2002, then we may not be able to obtain the independent account and certifications required by that act, which may preclude us from keeping our filings with the SEC current, and interfere with the ability of investors to trade our securities and our shares to continue to be quoted on the OTCQB or our ability to list our shares on any national securities exchange.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. With each prospective acquisition we may make we will conduct whatever due diligence is necessary or prudent to assure us that the acquisition target can comply with the internal controls requirements of the Sarbanes-Oxley Act. Notwithstanding our diligence, certain internal controls deficiencies may not be detected. As a result, any internal control deficiencies may adversely affect our financial condition, results of operations and access to capital. We have not performed an in-depth analysis to determine if historical undiscovered failures of internal controls exist and may in the future discover areas of our internal controls that need improvement.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, these rules and regulations increase our compliance costs and make certain activities more time consuming and costly. As a public company, these rules and regulations may make it more difficult and expensive for us to maintain our director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

● our ability to execute our business plan and complete prospective acquisitions;
● changes in our industry;
● competitive pricing pressures;
● our ability to obtain working capital financing;
● additions or departures of key personnel;
● limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
● sales of our common stock (particularly following effectiveness of this FORM 10-K);
● operating results that fall below expectations;
● regulatory developments;
● economic and other external factors;
● period-to-period fluctuations in our financial results;
● our inability to develop or acquire new or needed technologies;
● the public’s response to press releases or other public announcements by us or third parties, including filings with the SEC;
● changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;
● the development and sustainability of an active trading market for our common stock; and
● any future sales of our common stock by our officers, directors and significant stockholders.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Unless we have a successful IPO, our shares of common stock will be thinly traded, the price may not reflect our value and there can be no assurance that there will be an active market for our shares of common stock either now or in the future.

Our shares of common stock will be thinly traded so long as they are held by a small number of shareholders, and the price may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We will take certain steps including utilizing investor awareness campaigns and firms, press releases, road shows and conferences to increase awareness of our business. Any steps that we might take to bring us to the awareness of investors may require that we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business, and trading may be at an inflated price relative to the performance of the Company due to, among other things, the availability of sellers of our shares.

If an active market should develop following a successful IPO, whether it is self-underwritten, through a Regulation A offering or a more traditional underwritten IPO, and we do not qualify for listing on a national exchange, the price may be highly volatile. Because there is currently a low price for our shares of common stock, many brokerage firms or clearing firms are not willing to effect transactions in the securities or accept our shares for deposit in an account. Many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans. Furthermore, if our securities qualify for trading on the OTCQB, our share price may continue to be volatile since on the OTCQB since it is more difficult than being traded on a national exchange (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about these companies, and (3) to obtain needed capital.

Our common stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our common stock is currently subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The Nasdaq Stock Market or another national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenues of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in these securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period under Rule 144, or shares issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and, in anticipation of which, the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and impair our ability to raise capital through the sale of shares.

Any substantial sale of stock by existing shareholders could depress the market value of our stock, thereby devaluing the market price and causing investors to risk losing all or part of their investment.

ICT Investments holds a large number of our outstanding shares. We can make no prediction as to the effect, if any, that sales of shares, or the availability of shares for future sale, will have on the prevailing market price of our shares of common stock. Sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could depress prevailing market prices for the shares. Such sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price which it deems appropriate.

Risks Related to Our IP

Our Success May Depend on Our Ability to Obtain and Protect the Proprietary Information on Which We Base Our Laser-Based Cleaning Equipment..

As we acquire companies with intellectual property (“IP”) that is important to the development of our laser cleaning products, we will need to:

● obtain valid and enforceable patents;

● protect trade secrets; and

● operate without infringing upon the proprietary rights of others.

We will be able to protect our proprietary technology from unauthorized use by third parties only to the extent that such proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Any non-confidential disclosure to or misappropriation by third parties of our confidential or proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

The patent application process, also known as patent prosecution, is expensive and time-consuming, and we and our current or future licensors and licensees may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our current licensors, or any future licensors or licensees, will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, these and any of our patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims or inventorship. If we or our current licensors or licensees, or any future licensors or licensees, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our current licensors or licensees, or any future licensors or licensees, are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable. Any of these outcomes could impair our ability to prevent competition from third parties, which may harm our business.

The patent applications that we may own or license may fail to result in issued patents in the United States or in other countries. Even if patents do issue on such patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, U.S. patents can be challenged by any person before the new USPTO Patent Trial and Appeals Board at any time within the one year period following that person’s receipt of an allegation of infringement of the patents. Patents granted by the European Patent Office may be similarly opposed by any person within nine months from the publication of the grant. Similar proceedings are available in other jurisdictions, and in the United States, Europe and other jurisdictions third parties can raise questions of validity with a patent office even before a patent has granted. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is successfully challenged, then our ability to commercialize such product candidates could be negatively affected, and we may face unexpected competition that could harm our business. Further, if we encounter delays in our clinical trials, the period of time during which we or our collaborators could market our product candidates under patent protection would be reduced.

The degree of future protection of our proprietary rights is uncertain. Patent protection may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

● we might not have been the first to invent or the first to file the inventions covered by each of our pending patent applications and issued patents;

● others may be able to make, use, sell, offer to sell or import products that are similar to our products or product candidates but that are not covered by the claims of our patents; others may independently develop similar or alternative technologies or duplicate any of our technologies;

● the proprietary rights of others may have an adverse effect on our business;

● any proprietary rights we do obtain may not encompass commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties;

● any patents we obtain or our in-licensed issued patents may not be valid or enforceable; or

● we may not develop additional technologies or products that are patentable or suitable to maintain as trade secrets.

If we or our current licensors or licensees, or any future licensors or licensees, fail to prosecute, maintain and enforce patent protection for our product candidates, our ability to develop and commercialize our product candidates could be harmed and we might not be able to prevent competitors from making, using and selling competing products. This failure to properly protect the intellectual property rights relating to our product candidates could harm our business, financial condition and operating results. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

Even where laws provide protection, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. If we or one of our collaborators were to initiate legal proceedings against a third party to enforce a patent covering the product candidate, the defendant could assert an affirmative defense or counterclaim that our patent is not infringed, invalid and/or unenforceable. In patent litigation in the United States, defendant defenses and counterclaims alleging non-infringement, invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, anticipation or obviousness, and lack of written description, definiteness or enablement. Patents may be unenforceable if someone connected with prosecution of the patent withheld material information from the USPTO, or made a misleading statement, during prosecution. The outcomes of proceedings involving assertions of invalidity and unenforceability are unpredictable. It is possible that prior art of which we and the patent examiner were unaware during prosecution exists, which would render our patents invalid. Moreover, it is also possible that prior art may exist that we are aware of, but that we do not believe are relevant to our current or future patents, that could nevertheless be determined to render our patents invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability of our patents covering one of our product candidates, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would harm our business. Moreover, our competitors could counterclaim in any suit to enforce our patents that we infringe their intellectual property. Furthermore, some of our competitors have substantially greater intellectual property portfolios, and resources, than we do.

Our ability to stop third parties from using our technology or making, using, selling, offering to sell or importing our products is dependent upon the extent to which we have rights under valid and enforceable patents that cover these activities. If any patent we currently or in the future may own or license is deemed not infringed, invalid or unenforceable, it could impact our commercial success. We cannot predict the breadth of claims that may be issued from any patent applications we currently or may in the future own or license from third parties.

To the extent that consultants or key employees apply technological information independently developed by them or by others to our product candidates, disputes may arise as to who has the proprietary rights to such information and product candidates, and certain of such disputes may not be resolved in our favor. Consultants and key employees that work with our confidential and proprietary technologies are required to assign all intellectual property rights in their inventions and discoveries created during the scope of their work to our company. However, these consultants or key employees may terminate their relationship with us, and we cannot preclude them indefinitely from dealing with our competitors.

If we are unable to prevent disclosure of our trade secrets or other confidential information to third parties, our competitive position may be impaired.

We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. Our ability to stop third parties from obtaining the information or know-how necessary to make, use, sell, offer to sell or import our products or practice our technology is dependent in part upon the extent to which we prevent disclosure of the trade secrets that cover these activities. Trade secret rights can be lost through disclosure to third parties. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our trade secrets to third parties, resulting in loss of trade secret protection. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how, which would not constitute a violation of our trade secret rights. Enforcing a claim that a third party is engaged in the unlawful use of our trade secrets is expensive, difficult and time consuming, and the outcome is unpredictable. In addition, recognition of rights in trade secrets and a willingness to enforce trade secrets differs in certain jurisdictions.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation could harm our business.

Our commercial success depends significantly on our ability to operate without infringing, violating or misappropriating the patents and other proprietary rights of third parties. Our own technologies we acquire or develop may infringe, violate or misappropriate the patents or other proprietary rights of third parties, or we may be subject to third-party claims of such infringement. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties, exist in the fields in which we are developing our product candidates. Because some patent applications may be maintained in secrecy until the patents are issued, because publication of patent applications is often delayed, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that we were the first to invent the technology or that others have not filed patent applications for technology covered by our pending applications. We may not be aware of patents that have already issued that a third party might assert are infringed by our product candidates. It is also possible that patents of which we are aware, but which we do not believe are relevant to our product candidates, could nevertheless be found to be infringed by our product candidates. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. In the future, we may agree to indemnify our manufacturing partners against certain intellectual property claims brought by third parties.

Intellectual property litigation involves many risks and uncertainties, and there is no assurance that we will prevail in any lawsuit brought against us. Third parties making claims against us for infringement, violation or misappropriation of their intellectual property rights may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. Defense of these claims, regardless of their merit, would cause us to incur substantial expenses and, would be a substantial diversion of resources from our business. In the event of a successful claim of any such infringement, violation or misappropriation, we may need to obtain licenses from such third parties and we and our partners may be prevented from pursuing product development or commercialization and/or may be required to pay damages. We cannot be certain that any licenses required under such patents or proprietary rights would be made available to us, or that any offer to license would be made available to us on commercially reasonable terms. If we cannot obtain such licenses, we and our collaborators may be restricted or prevented from manufacturing and selling products employing our technology. These adverse results, if they occur, could adversely affect our business, results of operations and prospects, and the value of our shares.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

The defense and prosecution of contractual or intellectual property lawsuits, USPTO interference or derivation proceedings, European Patent Office oppositions and related legal and administrative proceedings in the United States, Europe and other countries, involve complex legal and factual questions. As a result, such proceedings may be costly and time-consuming to pursue and their outcome is uncertain.

Litigation may be necessary to:

● protect and enforce our patents and any future patents issuing on our patent applications;

● enforce or clarify the terms of the licenses we have granted or may be granted in the future;

● protect and enforce trade secrets, know-how and other proprietary rights that we own or have licensed, or may license in the future; or

● determine the enforceability, scope and validity of the proprietary rights of third parties and defend against alleged patent infringement.

Competitors may infringe our intellectual property. As a result, we may be required to file infringement claims to stop third-party infringement or unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover its technology or that the factors necessary to grant an injunction against an infringer are not satisfied. An adverse determination of any litigation or other proceedings could put one or more of our patents at risk of being invalidated, interpreted narrowly, or amended such that they do not cover our product candidates. Moreover, such adverse determinations could put our patent applications at risk of not issuing, or issuing with limited and potentially inadequate scope to cover our product candidates or to prevent others from marketing similar products.

Interference, derivation or other proceedings brought at the USPTO, may be necessary to determine the priority or patentability of inventions with respect to our patent applications or those of our licensors or potential collaborators. Litigation or USPTO proceedings brought by us may fail or may be invoked against us by third parties. Even if we are successful, domestic or foreign litigation or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management. We may not be able, alone or with our licensors or potential collaborators, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other proceedings, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or other proceedings. In addition, during the course of this kind of litigation or proceedings, there could be public announcements of the results of hearings, motions or other interim proceedings or developments or public access to related documents. If investors perceive these results to be negative, the market price for our common stock could be significantly harmed.

Some of our competitors may be able to sustain the costs of patent-related disputes, including patent litigation, more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

We may not be able to enforce our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly in developing countries. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, laws of some countries outside of the United States do not afford intellectual property protection to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities is inadequate. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and resources from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in major markets for our products, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our products. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On January 1, 2020, we entered a sublease with ICT Investments for 18,000 square feet of manufacturing space on a month-to-month basis at $14,377 per month.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
Market Information. Our common stock is not traded on any securities exchange nor quoted on any broker network.

(b)
Stockholders. As of March 15, 2021, there were four record holders of our common stock.

(c)
Dividends. We have not paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future.

(d)
Securities Authorized for Issuance under Equity Compensation Plans.

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders1	10,000,000	None	10,000,000

(1) In December 2019 our Board of Directors and a majority of our shareholders approved a 2019 Stock Incentive Plan and authorized the issuance of up to 5,000,000 shares under this plan.

Recent Sales of Unregistered Securities.

Set forth below is information regarding shares of common stock issued, and options granted, by from January 1, 2020 to December 31, 2020. Also included is the consideration, if any, received by us, for such shares and options and information relating to the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

On January 1, 2020, we purchased from ICT Investments certain capital manufacturing equipment valued at $158,456 which we will use in our business in exchange for 900,000 shares of our common stock.

During the year 2020, ICT Investments made additional investments into the Company, consisting of inventories, certain capital manufacturing equipment, office and computer equipment, intangible assets consisting of 3D engineering design documentation, manufacturing database, customer relationship database with populated CRM, valued in total at $$4,520,018 which we will use in our business in exchange for 26,609,186 shares of our common stock.

No underwriters were involved in the foregoing issuances of securities.

The offer, sale and issuance of the securities described in the paragraphs above were deemed to be exempt from registration under the Securities Act in reliance on Rule 506 of Regulation D in that the issuance of securities to the accredited investors did not involve a public offering. Each of the recipients of the securities in this transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of these securities in this transaction was an accredited investor under Rule 501 of Regulation D.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The data as of December 31, 2020 and 2019, and for the years ended December 31, 2020 and 2019, is derived from our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results for any future period.

Statement of Income

	Year Ended December 31,
	2020	% of Income	2019
Gross Sales	3,244,186		0
Net Sales	2,154,777	100%	0
Cost of Goods Sold	949,782	44%	0
Gross Profit	1,204,995	56%	0
Expense
Depreciation Expense	26,409	1%	0
G&A Expense	227,420	11%	5,280
Payroll Expenses	767,879	36%	10,356
Rent Expense	172,646	8%	0
Total Expense	1,194,354	55%	15,636
Net Income	10,641	0%	(15,636)

Net income (loss) per share	0		0
Weighted average shares	26,609,186		2,661,316

EBITDA	129,732		(15,636)
Adjusted EBITDA (Non GAAP)	1,219,141		(15,636)

Statement of Balance Sheet

	Year Ended December 31,
	2020	2019
ASSETS
Cash and Cash Equivalents	326,713	0
Accounts Receivable	756,095	0
Inventory	2,172,327	495,150
Fixed Assets	849,027	0
Intangible Assets	3,184,280	0
Operating lease right-of-use - Other	196,299	0
TOTAL ASSETS	7,484,742	495,150

LIABILITIES & EQUITY
Current Liabilities	1,028,749	5,280
Long Term Liabilities	1,169,373	0
Additional Paid in Capital	4,998,910	478,893
Common stock	292,705	26,613
Retained Earnings	-15,636	0
Net Income	10,641	-15,636
Laser Photonics Corp Equity	5,286,620	489,870
TOTAL LIABILITIES & EQUITY	7,484,742	495,150

Statement of Cash Flow

	Year ended December 31,
	2020	2019
Net cash provided by Operating Activities	(1,328,899)	(505,506)
Net cash provided by Investing Activities	(4,256,015)	0
Net cash provided by Financing Activities	5,911,628	505,506
Cash at the beginning of period	0	0
Net cash increase for period	326,714	0
Cash at end of period	326,714	0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis of the results of operations and financial condition of the Company for the years ended December 31, 2020 and 2019 should be read in conjunction with our audited consolidated financial statements and related notes and the description of our business and properties included elsewhere herein.

Overview

Laser Photonics is a vertically integrated manufacturing company for photonics based industrial products and solutions, primarily disruptive laser technologies, mainly premier Laser Blasting equipment. Our vertically integrated operations allow us to reduce development and advanced laser equipment manufacturing time, offer better prices, control quality and protect our proprietary knowhow and technology compared to other laser cleaning companies and companies with competing technologies.

We intend to continue to stay ahead of the technology curve by researching and developing cutting edge products and technologies for both large and small businesses. We view the small companies as an attractive market opportunity since they were previously unable to take advantage of laser processing equipment due to high prices, significant operating costs and the technical complexities of the laser equipment. As a result, we are developing a group of standardized laser cleaning equipment that we have named the CleanTech™ laser blaster family of equipment that we believe represents a new generation of high power laser cleaning and rust removal systems that will be affordable to more than a million small and mid- size companies.

Our vertically integrated operations allow us to reduce manufacturing costs, control quality, rapidly develop and integrate advanced products and protect our proprietary technology.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this Form 10-K. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for fiscal year 2020.

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

Description of Our Gross Sales, Costs and Expenses

Gross sales. We derive net sales primarily from the growth was driven by increasing demand for our products, partially offset by declines in average sales prices, the introduction of new products, including laser blasting systems and the development of new applications for our products.

We develop our products to standard specifications and use a common set of components within our product architectures. Our major products are based upon a common technology platform. We continually enhance these and other products by improving their components and developing new product designs. Sales of our products are generally recognized upon shipment, provided that no obligations remain and collection of the receivable is reasonably assured.

Our sales typically are made on a purchase order basis rather than through long-term purchase commitments. We entered into laser equipment sales agreements with customers for specific equipment based on purchase orders and our standard terms and conditions of sale. All revenues are reported net of any sales discounts or taxes. Under our customer contracts or/and purchase orders, we transfer title and risk of loss to the customer and recognize revenue upon shipment. Our customers do not have extended payment terms or rights of return under these contracts.

Cost of Goods Sold.  Our cost of goods sold includes the cost of raw materials and components for manufacturing laser systems and consists of different electronic and optical components such as optical generators, scan heads, connector assemblies and wires, edge seal and adhesives, junction boxes, and other items, such as raw aluminum and aluminum extrusions, steel for tilt brackets and frames, subassemblies, miscellaneous materials, chemicals, support and low cost common parts and components, like tie wraps, insulating tape, shrink wraps, terminals, etc. We are vertically integrated and currently manufacture all critical components for our products as well as assemble finished products. Our cost of goods sold dose not includes direct labor for the manufacturing, and manufacturing overhead such as engineering, equipment maintenance, quality and production control, and procurement costs. Cost of goods sold dose not includes depreciation of manufacturing plant and equipment and facility-related expenses. In addition, we accrue warranty costs to our cost of sales.

Overall, we expect our cost of goods sold to continue to decrease over the next several years due to an increase in worldwide capacity in fiber laser parts and components, and availability of optical generators, an increase in unit output per production line, and more efficient absorption of fixed costs driven by economies of scale. This expected decrease in cost for laser technology would be partially offset during periods in which we underutilize manufacturing capacity.

Sales and marketing. Our sales and marketing expense consists primarily of costs related to compensation, trade shows, professional and technical conferences, travel, facilities, depreciation of equipment used for demonstration purposes and other marketing costs.

Selling, General and administrative Expenses. Our general and administrative expense consists primarily of compensation and associated costs for executive management, finance, legal, human resources, information technology and other administrative personnel, outside legal and professional fees, insurance premiums and fees, allocated facilities costs and other corporate expenses such as charges and benefits related to the change in allowance for doubtful debt. Our business has certain of its own dedicated administrative key functions, such as accounting, legal, finance, project finance, human resources, procurement, and marketing. Costs for such functions are recorded and included within selling, general and administrative costs.

Gross margin. Our total gross margin in any period can be significantly affected by total net sales in any period, by competitive factors, by product mix, and by other factors such as changes in foreign exchange rates relative to the U.S. Dollar, some of which are not under our control. Gross margin is affected by numerous factors, including our module average selling prices, foreign exchange rates, the existence and effectiveness of subsidies and other economic incentives, competitive pressures, market demand, market mix, our manufacturing costs, product development costs, the effective utilization of our production facilities, and the ramp of production on new products.

Research and development expenses.  Our research and development expense consists primarily of compensation, development expenses related to the design of our products and certain components, the cost of materials and components to build prototype devices for testing and facilities costs. Costs related to product development are recorded as research and development expenses in the period in which they are incurred. We acquire equipment for general use in further process developments and record the depreciation of this equipment as research and development expense.

We plan to continue to invest in research and development to improve our existing products and develop new systems and applications technology. We maintain a number of programs and activities to improve our technology and processes in order to enhance the performance and reduce the costs of our laser cleaning modules.

Interest Expense, Net. Interest expense, net of amounts capitalized, is incurred on various debt financings. We capitalize interest expense into our property, plant and equipment, project assets, and deferred project costs when such costs qualify for interest capitalization.

Factors and Trends That Affect Our Operations and Financial Results

In reading our financial statements, you should be aware of the following factors and trends that our management believes are important in understanding our financial performance.

COVID-19 Update. Economic indicators show some improvement from the severe contraction experienced earlier in 2020, which has led to an improvement in the recent demand environment in the United States. Currently, our Orlando, FL production facility in the United States remains open and is operating normally. We have implemented employee safety and sanitization protocols that have impacted productivity and efficiency. Our vertically integrated operations allow us to reduce development and advanced laser equipment manufacturing time, offer better prices, control quality and protect our proprietary knowhow and technology compared to other laser cleaning companies and companies with competing technologies.

Net sales. Net sales generated in 2020 showed an increase quarter to quarter driven by the demand for our products in spite of the COVID-19 pandemic that extended and deepened the weak macroeconomic environment prevailing at the end of 2019. In addition to these factors, sales were not affected by declines in average sales prices by competitors due to our offering lower prices, quality control and proprietary knowhow and technology compared to other laser cleaning companies with competing technologies.

Gross margin. Our total gross margin in any period can be significantly affected by total net sales in any period, by competitive factors such as product mix, and by other factors, some of which are not under our control. For instance, the gross margin for certain specialty products may be higher because there are fewer or sometimes no equivalent competing products. Further, we expect that some new technologies, products and systems will have returns above our cost of capital but may have gross margins below our corporate average.

Selling and general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, insurance costs, travel expenses and other selling expenses. We expect selling expenses to increase in the near term to support the planned growth of our business as we expand our sales and marketing efforts.

Research and development expenses. Research and development expenses consist primarily of salaries and personnel-related costs, the cost of products, materials, and outside services used in our process and product research and development activities. We acquire equipment for general use in further process developments and record the depreciation of this equipment as research and development expense. We maintain a number of programs and activities to improve our technology and processes to enhance the performance and reduce the costs of our cleaning laser modules. We intend to establish a separate accounting for R&D expenses in the near future.

Goodwill and long-lived assets impairments. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. In instances where impairment is determined to exist, the Company will writes down the asset to its fair value based on the present value of estimated future cash flows.

Major customers. While we would expect to depend on current customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our current customers as a percentage of our annual net sales were 34% in 2020. Our new customers accounted for 66% of our net sales in 2020. We seek to add new customers and to expand our relationships with existing customers.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management’s estimates are based on historical experience, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management. These estimates are based on management’s historical industry experience and not the company’s historical experience.

Revenue Recognition- Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Refunds and returns, which are minimal, are recorded as a reduction of revenue. Payments received by customers prior to our satisfying the above criteria are recorded as unearned income in the combined balance sheets. All revenues were reported net of any sales discounts or taxes.

Inventory — Inventory is stated at the lower of cost (first-in, first-out method) or market value. Inventory includes parts and components that may be specialized in nature and subject to rapid obsolescence. We maintain a reserve for excess or obsolete inventory items. Inventories are written off and charged to cost of goods sold when identified as excess or obsolete. If future sales differ from these forecasts, the valuation of excess and obsolete inventory may change and additional inventory provisions may be required. Because of our vertical integration, a significant or sudden decrease in sales could result in a significant change in the estimates of excess or obsolete inventory valuation. On December 31, 2020, we recorded $63,323 in Inventory Obsolescence.

Warranty — We maintain an accrual for warranty claims for units sold that are subject to warranty.

Income Taxes and Deferred Taxes — Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate.

Goodwill and Long-lived assets impairments. We review our intangible assets and property, plant and equipment for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. We perform our annual goodwill impairment review as of the first day of our fourth quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated in dollar amounts and expressed as a percentage of net sales:

We reported a gross sales of $3,244,186 and generated revenues of $2,154,777 for the year ended December 31, 2020. For the year ended December 31, 2020, we reported cost of goods sold of $949,782, general and administrative expenses of $227,420, depreciation expense of $26,409, payroll expenses of $767,879 and rent of $172,646. As a result, we reported a net income before provision for income tax of $10,641.

	Year Ended December 31,
	2020	% of Income	2019
Gross Sales	3,244,186		0
Net Sales	2,154,777	100%	0
Cost of Goods Sold	949,782	44%	0
Gross Profit	1,204,995	56%	0
Expense
Depreciation Expense	26,409	1%	0
G&A Expense	227,420	11%	5,280
Payroll Expenses	767,879	36%	10,356
Rent Expense	172,646	8%	0
Total Expense	1,194,354	55%	15,636
Net Income	10,641	0%	(15,636)

Net income (loss) per share	0		0
Weighted average shares	26,609,186		2,661,316

EBITDA	129,732		(15,636)
Adjusted EBITDA (Non GAAP)	1,219,141		(15,636)

Liquidity and Capital Resources

For the year ended December 31, 2020, our liquidity needs were met through the financing activity and ongoing support of the ICT Investments.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	Year ended December 31,
	2020	2019
Net cash provided by Operating Activities	(1,328,899)	(505,506)
Net cash provided by Investing Activities	(4,256,015)	0
Net cash provided by Financing Activities	5,911,628	505,506

As of December 31, 2020, we had $ 3,255,136 in current assets, comprised of $ 326,713 in cash, $756,095 in accounts receivable and $2,172,327 in inventory, compared to $495,150 in current assets, all of which was inventory, at December 31, 2019. Current liabilities at December 31, 2020, totaled $1,028,749 compared to $5,280 at December 31, 2019. As a result, on December 31 2020, we had $2,226,387 in total working capital:

	Year Ended December 31,
	2020	2019
Cash And Cash Equivalents	326,713	0
Working Capital (excluding cash and cash equivalents)	1,899,674	489,870
Total Working Capital	2,226,387	489,870

If we require financing for growth and cannot raise funds through a private placement of our equity or debt securities, or secure a loan, we would be required to operate at a moderate level to sustain operation. Unless we are able to increase our sales, we must raise cash to implement our strategy to grow and expand in accordance with our business plan.

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

The following table details our line-of-credit facilities and long-term notes as of December 31, 2020:

Description	Total Facility/ Note	Interest Rate	Maturity	Security
Long-term Unsecured Note (1)	$440.0 Thousands	Fixed at 6.0%	January 2023	Unsecured
Long-term Unsecured Note (2)	$745.4 Thousands	Fixed at 6.0%	December 2023	Unsecured

(1) At maturity, the outstanding note balance will be $0.0.
(2) At maturity, the outstanding note balance will be $0.0.

In January 2020, the Company issued a promissory note to ICT in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023. This Note may be prepaid in whole or in part. As of December 31st, 2020, the unpaid principal amount of the Note was $181,330.

 In October 2020, the Company issued a second promissory note to ICT in the principal amount of $745,438 bearing 6% annual interest with a maturity date of December 31, 2023. This Note may be prepaid in whole or in part. As of December 31, 2020, the unpaid principal amount of the Note was $689,926.

Lease Liability

We are leasing our manufacturing facility from the landlord with monthly payments and recording those expenses as rent expense. On January 1, 2020, we entered into a lease agreement for 18,000 sf of manufacturing space on a month-to-month basis at a cost of $14,377 per month. Our facility is currently equipped with three of our latest advanced laser cleaning demonstration models. It has a materials stock room, ramp and high dock in the warehouse with loading and moving equipment. It also has a machine shop, electronic assembly and equipment assembly area.

As of December 31, 2020, the amount of the recorded lease liability less the current portion was $225,055.

We adopted ASU 2016-02 effective as of January 1, 2020, utilizing the cumulative-effect adjustment transition method of adoption, which resulted in the recognition on our balance sheet as of December 31, 2020, of $196,299 of right-of-use assets for operating leases and $225,055 of operating lease liability.

The original maturity date of our facility operating lease is November 1, 2021. However, due to the impact of COVID 19, we reached an agreement with the landlord to defer two monthly payments to the end of the lease. Those lease liabilities were booked as deferred lease payments under long term liabilities.

The maturity amounts of our lease liabilities are as follows:

Year Ending December 31,	Operating leases
2021	$181,200
2022	$15,100
Deferred rent	$28,755
Total lease payments	$225,055
Less imputed interest	$0
Total	$225,055

As of December 31, 2020
Operating leases:
Operating lease right-of-use asset	$196,300
Current operating lease liability	$181,200
Operating lease liability - less current portion	$43,855
Total operating lease liability	$225,055

Net Earnings/Loss per Share

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

As of December 31, 2020, Company recorded $0.01 net income per share.

	Year Ended December 31,
	2020	2019
Net Income/loss	10.641	0
Net income (loss) per Share	(0.01)	0
Weighted average shares	26,609,186	0

Off-Balance Sheet Arrangements

As of December 31, 2020, we have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Recent Accounting Pronouncements

See Note 1, "Nature of Business and Summary of Significant Accounting Policies" in the notes to the consolidated financial statements for a full description of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects on our consolidated financial statements contained in Part IV of this Annual Report.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Laser Photonics Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Laser Photonics Corporation (the “Company”) as of December 31, 2020, the related statement of operations, stockholders’ equity (deficit), and cash flows for the period November 8, 2019 (Inception) through December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the period November 8, 2019 (Inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BF Borgers CPA PC
BF Borgers CPA PC

Lakewood, CO

March 26, 2021

We have served as the Company’s auditor since 2019

BALANCE SHEET

LASER PHOTONICS CORPORATION
BALANCE SHEET
DECEMBER 31, 2020 and DECEMBER 31, 2019

	Year Ended December 31,
	2020	2019
ASSETS
Current Assets
Cash and Cash Equivalents	326,713	0
Accounts Receivable	756,095	0
Inventory	2,172,327	495,150
Total Current Assets	3,255,136	495,150
Fixed Assets	849,027	0
Intangible Assets	3,184,280	0
Operating lease right-of-use	196,299	0
TOTAL ASSETS	7,484,742	495,150
LIABILITIES & EQUITY
Accounts Payable	55,756	5,280
Deferred Revenue	779,128	0
Lease liability Current Portion	181,199	0
Sales Tax Payable	12,665	0
Total Current Liabilities	1,028,749	5,280
ICT Investments Notes	926,768	0
Lease liability - less current	43,855	0
PPP Loan	198,750	0
Total Long Term Liabilities	1,169,373	0
Total Liabilities	2,198,122	5,280
Additional Paid in Capital	4,998,910	478,893
Common stock	292,705	26,613
Capital Stock	5,291,615	505,506
Retained Earnings	-15,636	0
Net Income	10,641	-15,636
Total Equity	5,286,620	489,870
TOTAL LIABILITIES & EQUITY	7,484,742	495,150

See accompanying notes to financial statement

STATEMENTS OF PROFIT AND LOSS

	Year Ended December 31,
	2020	% of Income	2019
Gross Sales	3,244,186		0
Net Sales	2,154,777	100%	0
Cost of Goods Sold	949,782	44%	0
Gross Profit	1,204,995	56%	0
Expense
Depreciation Expense	26,409	1%	0
G&A Expense	227,420	11%	5,280
Payroll Expenses	767,879	36%	10,356
Rent Expense	172,646	8%	0
Total Expense	1,194,354	55%	15,636
Net Income	10,641	0%	(15,636)

Net income (loss) per share	0		0
Weighted average shares	26,609,186		2,661,316

EBITDA	129,732		(15,636)
Adjusted EBITDA (Non GAAP)	1,219,141		(15,636)

See accompanying notes to financial statements

 STATEMENTS OF CASH FLOWS

LASER PHOTONICS CORPORATION
STATEMENTS OF CASH FLOWS
DECEMBER 31, 2020 AND DECEMBER 31, 2019

	Year ended December 31,
	2020	2019
Cash Flows From:
OPERATING ACTIVITIES
Net Income (loss)	10,641	(15,636)
Adjustments to reconcile Net Income to net cash provided by operations:
Change in operating assets and liabilities:
Accounts Receivable	(756,095)	0
Equipment Parts Inventory	(690,069)	(495,150)
Finished Goods Inventory	(181,453)	0
Work in process Inventory	(19,241)	0
Sales Demo Inventory	(786,414)	0
Depreciation and amortization	26,409	0
Accounts Payable	50,476	5,280
Unearned product Revenues	779,128	0
Lease Liability	225,054	0
Sales tax payable	12,665	0
Net cash provided by Operating Activities	(1,328,899)	(505,506)
INVESTING ACTIVITIES
Purchase of Machinery & Equipment	(794,945)	0
Purchase of Vehicles	(9,989)	0
Purchase of Office & Computer Equipment	(39,449)	0
Purchase of R&D Equipment	(31,053)	0
Purchase of Intengible assets	(3,184,280)	0
Operating lease right-of-use	(196,299)	0
Net cash provided by Investing Activities	(4,256,015)	0
FINANCING ACTIVITIES
Proceeds from Notes	926,768	0
PP Loan	198,750	0
Additional Paid in Capital	4,520,018	478,893
Common Stock	266,092	26,613
Net cash provided by Financing Activities	5,911,628	505,506
Cash at the beginning of period	0	0
Net cash increase for period	326,714	0
Cash at end of period	326,714	0

See accompanying notes to financial statements

STATEMENTS OF LIABILITY AND STOCKHOLDERS’ EQUTY

LASER PHOTONICS CORPORATION
STATEMENTS OF LIABILITY AND STOCKHOLDERS’ EQUTY
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2020

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	(Deficit/Income)	Equity
BALANCE JANUARY 1ST 2020	-	-	$-	$-	$489,870
Shares issued for cash	$2,661,316	$26,613	$478,893
Net loss for year ended December 31, 2019				$(15,636)
January 1 - December 31st, 2020	-	-	$-	$-
Shares issued for cash	$26,609,186	$266,092	$4,520,018
Income for period ended December 31st, 2020				$10,641
BALANCE DECEMBER 31st, 2020	$29,270,502	$292,705	$4,998,911	$(4,995)	$5,286,620

See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Laser Photonics Corporation (the “Company”) was formed under the laws of Wyoming on November 8, 2019 and changed its domicile to Delaware on March 5, 2020. The Company is a vertically integrated manufacturing company for photonics based industrial products and solutions, primarily disruptive laser cleaning technologies. Its vertically integrated operations allow us to reduce development and advanced laser equipment manufacturing time, offer better prices, control quality and protect our proprietary knowhow and technology compared to other laser cleaning companies and companies with competing technologies.

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

The adverse economic effects of the COVID-19 outbreak are expected not to materially decrease demand for our products based on the restrictions in place by governments trying to curb the outbreak and changes in consumer behavior. However, in spite of those negative effects we were able to achieve our sales goals in fiscal year 2020 and our overall liquidity.

The Covid 19 outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown, which is expected to depress our asset values, including long-lived assets, intangible assets, etc.

Although we cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on our results of future operations, financial position, and liquidity in fiscal year 2021.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of December 31, 2020, the Company had $326,714 of cash.

Accounts Receivable

Trade accounts receivable are recorded net of allowance for expected uncollectible accounts. The Company extends credit to its customers in the normal course of business and performs on-going credit evaluations of its customers. All accounts, or portions thereof, that are deemed uncollectible are written off to bad debt expense, as incurred. In addition, most sales orders are not accepted without a substantial deposit. As of December 31, 2020, the Company’s ledger had $756,095 as an allowance/ provision for collectible accounts.

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method. The Company has four principal categories of inventory:

Sales demonstration inventory -Sales demonstration inventory represents completed product used to support the Company’s sales force for demonstrations and held for sale. Sales demonstration inventory is held in the Company’s demo facilities or by its sales representatives for up to three years, at which time it would be refurbished and transferred to finished goods as used equipment, stated at the lower of cost or net realizable value. The Company expects these refurbished units to remain in finished goods inventory and sold within 12 months at prices that produce reduced gross margins.

Equipment parts inventory - This inventory represents components and raw materials that are currently in the process of being converted to a certifiable lot of saleable product through the manufacturing and/or equipment assembly process. Inventories include parts and components that may be specialized in nature and subject to rapid obsolescence. The Company periodically reviews the quantities and carrying values of inventories to assess whether the inventories are recoverable. Because of the Company’s vertical integration, a significant or sudden decrease in sales activity could result in a significant change in the estimates of excess or obsolete inventory valuation. The costs associated with provisions for excess quantities, technological obsolescence, or component rejections are charged to cost of sales as incurred.

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

At December 31, 2020, and December 31, 2019, respectively, the Company’s inventory consisted of the following:

	Dec 31, 20	Dec 31, 19
Inventory
Equipment Parts Inventory	690,069	0
Finished Goods Inventory	186,463
Sales Demo Inventory	1,281,564	495,150
Work in process Inventory	19,241	0
Total Inventory	2,172,327	495,150

Inventory is stated at the lower of cost (first-in, first-out method) or market value. Inventory includes parts and components that may be specialized in nature and subject to rapid obsolescence. Company maintain a reserve for excess or obsolete inventory items. Inventories are written off and charged to cost of goods sold when identified as excess or obsolete. If future sales differ from these forecasts, the valuation of excess and obsolete inventory may change and additional inventory provisions may be required. Because of our vertical integration, a significant or sudden decrease in sales could result in a significant change in the estimates of excess or obsolete inventory valuation.

On December 31, 2020, the Company recorded $63,323 in inventory obsolescence. No inventory was obsolete on December 31, 2019.

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

Machinery and Equipment

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company will use other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Category	Economic Useful Life
Office furniture and fixtures	3-5 years
Machinery and equipment	5-7 years
Intangible Assets	7-12 years

	Dec 31, 20	Dec 31, 19
Fixed Assets
Equipment and Furniture
Accumulated Depreciation	(26,409)	0
Machinery & Equipment	804,934	0
R&D Equipment	31,053
Office Furniture and Computer Equipment	39,449	0
Total Fixed Assets	849,027	0

As of December 31, 2020, the Company recorded $849,027of capital assets net of depreciation. Accordingly, depreciation as of December 31, 2020 was recorded at $26,409.

Intangible Assets

Intangible assets consist primarily of capitalized equipment design documentation, software costs for equipment manufactured for sale, research and development, as well as certain patent, trademark and license costs. Capitalized software and equipment design documentation development costs are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” with costs amortized using the straight-line method over a ten-year period. Patent, trademark and license costs are amortized using the straight-line method over their estimated useful lives of 12 years. On an ongoing basis, management reviews the valuation of intangible assets to determine if there has been impairment by comparing the related assets’ carrying value to the undiscounted estimated future cash flows and/or operating income from related operations.

The Company’s intangible assets are deemed to have indefinite lives and, accordingly, are not amortized, but are evaluated for impairment at least annually, but more often whenever changes in facts and circumstances occur which may indicate that the carrying value may not be recoverable. The customer list was deemed to have a life of five years and will be amortized through December 2025.

The Company employs various core technologies across many different product families and applications in an effort to maximize the impact of our research and development costs and increase economies of scale and to leverage its technology-specific expertise across multiple product platforms. The technologies inherent in its laser equipment products include application documentation, proprietary and custom software developed for operation of its equipment, specific knowledge of supply chain and, mostly important, equipment design documentation, consisting of 3D engineering drawings, bills of materials, wiring diagrams, parts AutoCad drawings, software architecture documentation, etc. Intangible assets were received from a related party, ICT Investments, and therefore transferred and booked by Laser Photonics Corp. at their historical cost.

  Historically, ICT Investments acquired IP through various acquisitions and business combinations as a part of its ordinary line of business, mainly concentrated within the photonics industries. A variety of IP was accumulated within the 2000 to 2020 time frame and compiled from IP of various portfolio companies, acquired for cash in various public auctions, and contributed in a normal cause of business in different entities and start-ups. Historical IP costs are typically reflected mostly in reviewed financial statements and from purchase receipts, which form the historical base of Intellectual Property invested or contributed, or sold to a to a selected company.

In addition, on December 3, 2021 intangible assets were tested for fair market value and an impairment analysis of intangible assets was conducted, which can be found in the attachments to this Annual Report on Form 10-K. To perform a fair market evaluation of its portfolio assets the Company is using the practical studies and recommendations published by the leading financial auditing institutions such as Ernst & Young and Deloitte, in particular the “25% Rule” method income approach:

Intangible Assets	December 2020	December 2019
Customer Relationships	211,000	0.00
Equipment Design Documentation	2,675,000.00	0.00
Operational Software & Website	298,280	0.00
Total Intangible Assets	3,184,280	0.00

As of December 31, 2020, the Company had $3,184,279 of intangible property.

ICT Asset Purchase

During the year 2020, the Company purchased from ICT Investments additional assets, consisting of inventories, certain capital manufacturing equipment, office and computer equipment, intangible assets consisting of 3D engineering design documentation, manufacturing database, customer relationship database with populated CRM, valued in total at $$4,787,109 which the Company will use in its business, in exchange for 29,270,502 shares of its common stock.

The Company intends to focus on the business of design and manufacture of various industrial grade laser material processing equipment, first being laser blasting and cleaning equipment and later introducing another laser- based material processing applications, systems and technologies.

ICT asset sales for Laser Photonics Corp stock

Sales Demo Inventory	$786,413
Equipment and Furniture: Machinery & Equipment :	$819,136
Intangible Assets: Customer relationship Database	$211,000
Intangible Assets: Equipment Design Documentation	$2,675,000
Intangible Assets: Operational Software & Website	$294,560
Total non-cash asset purchase	$4,786,109

Stock issued for purchase of assets from ICT Investments (at par)	$266,092
Additional paid in capital	$4,520,018
Total non-cash consideration	$4,786,109

Historically, ICT Investments acquired capital and intangible assets through various acquisitions and business combinations as a part of its ordinary line of business, mainly concentrated within the photonics industries. Most of ICT assets were accumulated within the 2000 to 2020 time frame and compiled from the assets of various portfolio companies, acquired for cash in various public auctions, and contributed in the ordinary course of business in different entities and start-ups. Historical asset costs are typically reflected mostly in reviewed financial statements and from purchase receipts, which form the historical base of assets invested, contributed or sold to a to a selected company. Some of the capital assets or sales demo inventories were recently acquired or manufactured by ICT portfolio companies. In that case the sale price to Laser Photonics Corp. was determined either at historical cost or equipment sales at market prices in the ordinary course of business for the respective piece of equipment or machinery.

Laser Photonics Stock Price Evaluation

Generally, the basis of value can be different depending on the purpose of the valuation being performed. Laser Photonics Corp. normally uses more than one approach in order to arrive at a supportable share price valuation range. To perform a stock price evaluation of its portfolio assets the Company is using the practical studies and recommendations published by the leading financial auditing institutions such as Ernst & Young and Deloitte.

By comparing the two methods used to establish the stock price the Company has used the lesser of the two.

Method #1 Income Approach

The income approach focuses on the income-producing capability of the business or asset. This approach assumes that the value is measured by the present worth of the net economic benefit to be received over the specific EBITDA multiples common for a specific industry. In the photonics industry this value it typically determined as 7-10. The methodology usually adopted is the discounted cash flow methodology (DCF). This approach, and the financial models which are required to support it, are becoming increasingly important given the current focus upon cash metrics in the optimization of capital investments.

A financial model is developed to generate cash flows using input assumptions for capital and operating expenditure, feedstock costs, feed-in tariff or electricity price, governmental policy support, output utilization and taxation. The resulting cash flows are then discounted at a rate which reflects the overall risk of the project. It is critically important that cash flow analysis is underpinned by robust financial models.

Variations of the income approach, including ‘excess earnings’ and ‘relief from royalty’ methods, are commonly used to value stock price to that matter.

Method #2 Free Equity Approach

This approach relies upon the principle of substitution, which proposes that a prudent investor will pay no more for stock in a business than the cost based on the Shareholder Equity shown in the Company’s balance sheet.

While the FE method is an important metric, it suffers from a significant weakness: it does not reflect the fact that many transactions include portfolios of assets at various stages of their life. That is why it is practical to use this method in conjunction with other methods as a validation technique for determining the value of a stock.

The table below summarizes the three stock price valuation methods as applied to the Company:

	Method 1	Method 2
	Income Approach	Cost Approach
	DCF Value	Free Equity
Number of Shares Issued and Outstanding	29,270,502	29,270,502
EBITDA	1,219,141
EBITDA Multiple	7.00
Free Equity		5,286,620

LPC Stock Price Value	0.29	0.18

As of December 31, 2020, the Company’s stock was valued by Method #1 at $0.29 and by Method #2 at $0.18. Selecting the smallest valuation between the two methods, the Company arrived at a valuation of $0.18 for the Company’s stock which was used as a basis for purchasing ICT Investments’ assets in exchange for shares of the Company stock.

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

Liabilities

Liabilities Consist of Current Liabilities and Long Term Liabilities.

	Dec 31, 20	Dec 31, 19
Liabilities
Current Liabilities
Accounts Payable	55,756	5,280
Deferred Revenue	779,128	0
Lease liability current portion	181,199	0
Sales Tax Liability	12,665	0
Total Current Liabilities	1,028,749	5,280
Long Term Liabilities	1,169,373	0
Total Liabilities	2,198,122	5,280

As of December 31, 2020, and December 31, 2019, total liabilities were recorded at $2,198,122 and $5,280, respectively.

Current Liabilities

Our current liabilities consist of accounts payable and deferred revenue.

Sales Tax Liability

Sales tax liability is created when the Company sells equipment and services to another entity located in the State of Florida. Currently the sales tax rate in the Company’s County of business is 6.5%. As of December 31, 2020, our sales tax liability was recorded at $12,665 compared to $0 recorded at December 31, 2019.

Accounts Payable

Accounts payable consist of short-term liability to our vendors and sub-contractors, who extend credit terms to the Company or deliver goods or services with delayed payment terms. As of December 31, 2020, and December 31, 2019, our accounts payable were recorded at $55.756 and $0, respectively.

Deferred Revenue

The Company requires deposits on most sales orders. These deposits are recorded as deferred revenue until such time as the revenue recognition criteria for that project are order is completed. As of December 31, 2020, the Company’s other deferred revenue liabilities were recorded at $779,128.

Long Term Liabilities

Our long-term liabilities include a promissory note to ICT in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023 and . This Note may be prepaid in whole or in part. As of December 31, 2020, the unpaid principal amount of the Note was $399,347.

	December 31, 2020	December 31, 2019
	(Unaudited)
Long Term Liabilities
PPP Loan	198,750	0
Lease Liability less Current	43,855	0
Notes	926,768	0
Total Long Term Liabilities	1,169,373	0

Our long term liabilities include a PPP Loan from Axiom Bank, promissory notes to ICT, and long term lease liability. The Notes to ICT may be prepaid in whole or in part.

In January 2020, the Company issued a promissory note to ICT in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023. This Note may be prepaid in whole or in part. As of December 31st, 2020, the unpaid principal amount of the Note was $181,330.

 In October 2020, the Company issued a second promissory note to ICT in the principal amount of $745,438 bearing 6% annual interest with a maturity date of December 31, 2023. This Note may be prepaid in whole or in part. As of December 31, 2020, the unpaid principal amount of the Note was $689,926.

As of December 31, 2020, the total unpaid principal amount of the Notes was $926,768.

Liquidity and Capital Resources

 For the year ended December 31, 2020, the Company’s liquidity needs were met through the financing activity and ongoing support of the ICT Investments.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	Year ended December 31,
	2020	2019
Net cash provided by Operating Activities	(1,328,899)	(505,506)
Net cash provided by Investing Activities	(4,256,015)	0
Net cash provided by Financing Activities	5,911,628	505,506

As of December 31, 2020, the Company had $ 3,255,136 in current assets, comprised of $ 326,713 in cash, $756,095 in accounts receivable and $2,172,327 in inventory, compared to $495,150 in current assets, all of which was inventory, at December 31, 2019. Current liabilities at December 31, 2020, totaled $1,028,749 compared to $5,280 at December 31, 2019.

As a result, on December 31 2020, the Company had $2,226,387 in total working capital:

	Year Ended December 31,
	2020	2019
Cash And Cash Equivalents	326,713	0
Working Capital (excluding cash and cash equivalents)	1,899,674	489,870
Total Working Capital	2,226,387	489,870

Net Earnings/Loss per Share

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

As of December 31, 2020, the Company recorded $0.01 net income per share.

Revenue Recognition

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. The Company then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Refunds and returns, which are minimal, are recorded as a reduction of revenue. Payments received by customers prior to our satisfying the above criteria are recorded as unearned income in the combined balance sheets.

All revenues were reported net of any sales discounts or taxes.

Promissory Notes

In January 2020, the Company issued a promissory note to ICT in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023. This Note may be prepaid in whole or in part. As of December 31, 2020, the unpaid principal amount of the Note was $181,330.

In October 2020, the Company issued a second promissory note to ICT in the principal amount of $745,438 bearing 6% annual interest with a maturity date of December 31, 2023. This Note may be prepaid in whole or in part. As of December 31, 2020, the unpaid principal amount of the Note was $689,926.

Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, “Fair Value Measurements”, as well as certain related FASB staff positions. This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of December 31, 2020, due to the short-term nature of these instruments.

Tax Loss Carryforwards

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Off-Balance Sheet Arrangements

During the quarter ended December 31, 2020, the Company did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. Company are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). Company are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 3 – RELATED PARTY TRANSACTIONS

 Since the date of incorporation on November 8, 2019, the Company has engaged in the following transactions with our directors, executive officers, holders of more than 5% of its voting securities, and affiliates or immediately family members of its directors, executive officers and holders of more than 5% of our voting securities, and its co-founders. The Company believes that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

In January 2020, the Company issued a promissory note 1 to ICT in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023. This Note may be prepaid in whole or in part. As of December 31st, 2020, the unpaid principal amount of the Note was $181,330.

 In October 2020, the Company issued a promissory note 2 to ICT in the principal amount of $745,438 bearing 6% annual interest with a maturity date of December 31, 2023. This Note may be prepaid in whole or in part. As of December 31st, 2020, the unpaid principal amount of the Note was $689,926.

On December 31, 2019, Company purchased from ICT Investments certain sales demonstration equipment valued at $495,150 which we will use in our business in exchange for 2,616,316 shares of our common stock.

During the year 2020, ICT Investments made additional investments in the Company, consisting of inventories, certain capital manufacturing equipment, office and computer equipment, intangible assets consisting of 3D engineering design documentation, manufacturing database, customer relationship database with populated CRM, valued in total at $$4,520,018 which we will use in our business in exchange for 26,609,186 shares of its common stock.

The Company initially entered into a lease with ICT Investments, the Company’s largest shareholder. In January 202 we took over the entire lease and enter in direct lease with the landlord. The Company’s monthly lease payments of $14,377.50 represent a direct payment to the landlord and a fair market rate for comparable leases.

Dmitriy Nikitin is the Managing Partner of ICT Investments and also is a promoter of the Company. Dmitriy Nikitin serves as a member of our Board of Advisors. During the year of 2020 he received $75,218 as cash compensation in that role.

Tatiana Nikitina, in a role of Marketing Director, created the Company’s Marketing Department, trained personnel and transitioned into a Marketing adviser role. She is the daughter of Dmitriy Nikitin. During the year of 2020 she received $12,749 as cash compensation in that role.

On December 31, 2020, the Company’s President, Wayne Tupuola, received directly from ICT Investments 555,555 shares in form of re-assignment for recognition of achievements in the Company progress in 2020.

On December 31, 2020, the Company’s Chief Equipment Design Engineer, Arnold Bykov, received directly from ICT Investments 277,777 shares in form of re-assignment for recognition of outstanding achievements of new generation of equipment design in 2020.

On December 31, 2020, the Company’sMarketing Adviser and Director, Tatiana Nikitina, received directly from ICT Investments 200,000 shares in form of re-assignment for recognition of her efforts and success establishing of Marketing Department in 2020.

NOTE 4 – STOCKHOLDERS’ EQUITY/DEFICIT

As of December 31, 2020, the Company did not have a stockholder deficit. Stockholder equity as of December 31, 2020, was $5,286,620.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company has committed to lease 18,000 SF of manufacturing space with the monthly cost of $14,377.50 per months. The lease commitment expires on October 20, 2021.

NOTE 6 – ADVANCES

During its operations in the quarter ended December 31, 2020, the Company did not accrue any costs which were not paid through the cash proceeds or the sale of capital stock.

NOTE 7 – SUBSEQUENT EVENTS

On April 27, 2020, the Company received a loan from Axiom Bank, N.A., headquartered in Central Florida in the aggregate amount of $198,750 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. Under the terms of the PPP, PPP loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The Company intends to use the loan proceeds for purposes consistent with the PPP, and anticipates that a majority of the loan amount will be forgiven, but no assurance can be given that the Company will not take actions that could cause the Company to be ineligible for forgiveness of some portion of the loan. The unforgiven portion of the loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Ordinary Income/Expense
Net Income	177,925.33	559,851.00	607,686.80	809,313.86
Cost of Goods Sold	57,319.52	214,227.39	260,990.07	417,244.75
Gross Profit	120,605.81	345,623.61	346,696.73	392,069.11
Expense
Depreciation Expense	6,602.34	6,602.34	6,602.34	6,602.34
G&A Expense	37,001.68	57,613.33	61,203.32	71,601.84
Payroll Expenses	189,491.28	101,505.86	215,674.65	261,207.05
Rent Expense	43,161.50	43,190.50	43,161.50	43,132.50
Total Expense	276,256.80	208,912.03	326,641.81	382,543.73
Net Ordinary Income	-155,650.99	136,711.58	20,054.92	9,525.38
Net Income	-155,650.99	136,711.58	20,054.92	9,525.38

Net income attributable to the Company as well as the income per share in the fourth quarter of the year ended December 31, 2020 were impacted by inventory impairment discussed in Note 2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2020 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, currently the same person to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2020, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were effective as of December 31, 2020.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

Attached as exhibits to this Form 10-K are certifications of Laser Photonics’ Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Material Weakness Identified

None.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO/CFO, does not expect that the disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions of deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our executive officers, key employees and directors as of December 31, 2020.

Name	Age	Position
Wayne Tupuola	57	President, Director
Tatiana Nikitina	25	Secretary, Director
Arnold Bykov	78	Chief Design Engineer, Director
Mark Kouri	59	Director. Investment Relationships
Igor Vodopiyanov	62	VP R&D and Product Development

Wayne Tupuola is President and the Chairman of the Board. Mr. Tupuola joined an affiliate of ICT Investments as Vice President of Operations in 2007 and joined us on November 15, 2019. In 2014 and 2015, he was acting as an Industrial Consultant for Florida high tech companies. He brought experience based on 15 successful years of C-level management capacity in manufacturing operations, and more than 24 years hands-on experience in the semiconductor, aerospace, food & beverage and commercial industries, including: Sumitomo Corp, the world’s second-largest wafer manufacturer in the semiconductor sector (one of the world’s largest semiconductor component companies) and Thermo-Electron, one of the world’s leading analytical instruments, lab equipment, and industrial equipment manufacturers. From September 2015 to December 2015 he was appointed as a Director and Vice President of Operations to an affiliate of Laser Photonics and one of the ICT’s portfolio companies, Fonon Corporation. He is currently in charge of all manufacturing and day to day business operations of Laser Photonics. Mr. Tupuola is a graduate of the University of Phoenix. We believe that his significant management experience with manufacturing operations makes him qualified to be a member of our Board of Directors.

Tatiana Nikitina is Secretary and Marketing Director. Ms. Nikitina joined us on November 15, 2019, as Marketing Director. From November 2013 until August 2017 Ms. Nikitina was Senior Brand Ambassador & Event Production Manager for The Party Robot Inc. Ms. Nikitina received her Bachelor of General Marketing in Business from Florida Atlantic University in August 2017 and a Master of Business Administration in August 2018 from the University of Central Florida. We believe that Ms. Nikitina’s marketing expertise which will be critical to our future success qualifies her to be a member of our Board of Directors.

Arnold Bykov joined us on November 15, 2019 as Chief Design Engineer. For the last 25 years, Mr. Bykov has been working in the photonics industry, primarily with ICT and affiliated companies, including being appointed Director and Chief Design Engineer of Fonon Corporation from September 2015 to December 2015, where he developed laser systems for material processing and worked as a design and project engineer supervising design teams. Mr. Bykov is currently responsible for the industrial design and technological process of our laser cleaning technology. Mr. Bykov has devoted 20 years of his engineering career in the development of industrial equipment for high-tech industries. The majority of those developments were prepared for laser cutting technology related products through his work with a team of other ICT engineers during the last 15 years and directly for ICT for the past five years. Mr. Bykov received a number of state awards and certificates of invention for the development of laser cutting technology. He graduated from Minsk Polytechnic University in 1966. The Company believes that the expertise that Arnold Bykov has in industrial design and engineering makes him a valuable resource of knowledge and qualifies him to be a member of the Board.

Mark Kouri, age 59, is Director Investment Relationships. Mr. Kouri joined Laser Photonics as Marketing Manager in 2020. In 2017 and 2018 he was Regional Director, Americas for GardaWorld, a global leader in security and the world’s largest privately owned security company. He serves as an Energy Sector Security Advisor, and was embedded with ExxonMobil, Noble Energy and CNPC in West Africa from 2014-2017. From 2010 to 2014, Mark launched and managed peacekeeping support training missions for the US Department of State in francophone Africa. Prior to working in government services, Mark was a credentialed journalist. As a credentialed journalist, Mark served as Media Advisor to the Iraqi Democracy Project in Washington and Baghdad. He worked as Design Director for Oklahoma City’s market-leading CBS-TV affiliate for five years, and as Art Director for Ackerman McQueen, one of the nation’s leading advertising agencies for three years. Mark has recent Project Management experience in various industries. He has written prospectuses and conducted roadshows that funded a DOTCOM, and secured funding and distribution guarantees for feature film projects. Mark earned a Bachelor of Science degree in Liberal Arts and Sciences from Excelsior College in Albany, NY. He is an Honor Graduate of the Defense Language Institute Foreign Language Center in Modern Standard Arabic.

 Igor Vodopiyanov, PhD, age 62, is the Senior Research & Development (R&D) Engineer at Laser Photonics. Dr. Vodopiyanov served as a Research Scientist at Florida Institute of Technology before joining the Laser Photonics R&D team in 2017 as a Subject Matter Expert in the tuning and calibration of laser systems for material processing. Dr. Vodopiyanov conducted research in Particle Physics within CMS (Compact Muon Solenoid) Collaboration at the CERN Large Hadron Collider in Switzerland, and managed the Hadron Calorimeter Calibration and Condition Group of the CMS Collaboration, which included the calibration and alignment of Forward Tracking Chambers of CERN’s L3 detector. Dr. Vodopiyanov also carried out research in Particle Physics within L3 Collaboration at the CERN Electron-Positron Collider at Petersburg Nuclear Physics Institute. He earned a Master of Science degree from the M. I. Kalinin Leningrad Polytechnic Institute in Saint Petersburg, Russia, and a PhD in Physics and Mathematics from the V.G. Khlopin Radium Institute in Saint Petersburg, Russia. Dr. Vodopiyanov has over 250 publications to his credit, and he is a Professional Member of the Sigma Pi Sigma honor society within the American Institute of Physics.

Board Composition and Election of Directors

Our board of directors is currently authorized to have five members and currently has three members. In accordance with the terms of our current certificate of incorporation and bylaws, the term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified.

Board Committees

Our board of directors does not have a separate, standing audit committee nor a nominating or governance committee. The full board of directors performs the function of an audit committee. We do not have any member of the board of directors who qualifies as an “audit committee financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K.

Indemnification of Directors and Officers.

Delaware Law

Section 145 of the Delaware General Corporation Law provides for, under certain circumstances, the indemnification of our officers, directors, employees and agents against liabilities that they may incur in such capacities. Below is a summary of the circumstances in which such indemnification is provided.

In general, the statute provides that any director, officer, employee or agent of a corporation may be indemnified against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement, actually and reasonably incurred in a proceeding (including any civil, criminal, administrative or investigative proceeding) to which the individual was a party by reason of such status. Such indemnity may be provided if the indemnified person’s actions resulting in the liabilities: (i) were taken in good faith; (ii) were reasonably believed to have been in or not opposed to our best interests; and (iii) with respect to any criminal action, such person had no reasonable cause to believe the actions were unlawful. Unless ordered by a court, indemnification generally may be awarded only after a determination of independent members of the Board of Directors or a committee thereof, by independent legal counsel or by vote of the stockholders that the applicable standard of conduct was met by the individual to be indemnified.

The statutory provisions further provide that to the extent a director, officer, employee or agent is wholly successful on the merits or otherwise in defense of any proceeding to which he or she was a party, he or she is entitled to receive indemnification against expenses, including attorneys’ fees, actually and reasonably incurred in connection with the proceeding.

Indemnification in connection with a proceeding by us or in our right in which the director, officer, employee or agent is successful is permitted only with respect to expenses, including attorneys’ fees actually and reasonably incurred in connection with the defense. In such actions, the person to be indemnified must have acted in good faith, in a manner believed to have been in our best interests and must not have been adjudged liable to us, unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability, in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expense which the Court of Chancery or such other court shall deem proper. Indemnification is otherwise prohibited in connection with a proceeding brought on our behalf in which a director is adjudged liable to us, or in connection with any proceeding charging improper personal benefit to the director in which the director is adjudged liable for receipt of an improper personal benefit.

Delaware law authorizes us to reimburse or pay reasonable expenses incurred by a director, officer, employee or agent in connection with a proceeding in advance of a final disposition of the matter. Such advances of expenses are permitted if the person furnishes to us a written agreement to repay such advances if it is determined that he or she is not entitled to be indemnified by us.

The statutory section cited above further specifies that any provisions for indemnification of or advances for expenses does not exclude other rights under our certificate of incorporation, by-laws, resolutions of our stockholders or disinterested directors, or otherwise. These indemnification provisions continue for a person who has ceased to be a director, officer, employee or agent of the corporation and inure to the benefit of the heirs, executors and administrators of such persons.

The statutory provision cited above also grants us the power to purchase and maintain insurance policies that protect any director, officer, employee or agent against any liability asserted against or incurred by him or her in such capacity arising out of his or her status as such. Such policies may provide for indemnification whether or not the corporation would otherwise have the power to provide for it.

Our bylaws include an indemnification provision under which we have the power to indemnify our directors, officers, former directors and officers, employees and other agents (including heirs and personal representatives) against all costs, charges and expenses actually and reasonably incurred, including an amount paid to settle an action or satisfy a judgment to which a director or officer is made a party by reason of being or having been a director or officer of the Company. Our bylaws further provide for the advancement of all expenses incurred in connection with a proceeding upon receipt of an undertaking by or on behalf of such person to repay such amounts if it is determined that the party is not entitled to be indemnified under our bylaws. No advance will be made by the Company to a party if it is determined that the party acting in bad faith. These indemnification rights are contractual, and as such will continue as to a person who has ceased to be a director, officer, employee or other agent, and will inure to the benefit of the heirs, executors and administrators of such a person.

 At present, we do not maintain directors’ and officers’ liability insurance in order to limit the exposure to liability for indemnification of directors and officers, including liabilities under the Securities Act; however, we are in the process of obtaining such insurance.

Certificate of Incorporation

Our certificate of incorporation contains provisions that limit the liability of our current and former directors for monetary damages to the fullest extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for any breach of fiduciary duties as directors, except liability for:

●any breach of the director’s duty of loyalty to the corporation or its stockholders;
●any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
●unlawful payments of dividends or unlawful stock repurchases or redemptions; or
●any transaction from which the director derived an improper personal benefit.

Such limitation of liability does not apply to liabilities arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

Our certificate of incorporation authorize us to indemnify our directors, officers, employees, and other agents to the fullest extent permitted by Delaware law.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy

This section discusses the principles underlying our policies and decisions with respect to the compensation of our executive officers and what we believe are the most important factors relevant to an analysis of these policies and decisions. This section also describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers as of December 31, 2020. Our three “named executive officer” for 2020 were Wayne Tupuola, Tatiana Nikitina and Arnold Bykov. The compensation of our other current executive officers is based on individual terms approved by our board of directors.

Our compensation committee oversees these compensation policies and, together with our board of directors, periodically evaluates the need for revisions to ensure our compensation program is competitive with the companies with which we compete for executive talent.

Objectives and Philosophy of Our Executive Compensation Program

The primary objectives of the board of directors in designing our executive compensation program are to:

● attract, retain and motivate experienced and talented executives;

● ensure executive compensation is aligned with our corporate strategies, research and development programs and business goals;

● recognize the individual contributions of executives while fostering a shared commitment among executives by aligning their individual goals with our corporate goals;

● promote the achievement of key strategic, development and operational performance measures by linking compensation to the achievement of measurable corporate and individual performance goals; and

● align the interests of our executives with our stockholders by rewarding performance that leads to the creation of stockholder value.

Our board of directors and compensation committee will evaluate our executive compensation program with the goal of setting and maintaining compensation at levels that are justifiable based on each executive’s level of experience, performance and responsibility and that the board believes are competitive with those of other companies in our industry and our region that compete with us for executive talent. In addition, our executive compensation program will tie a substantial portion of each executive’s overall compensation to key strategic, financial and operational goals. We have provided, and expect to continue to provide, a portion of our executive compensation in the form of stock options and restricted stock that vest over time, which we believe helps to retain our executives and aligns their interests with those of our stockholders by allowing them to participate in the longer term success of our company as reflected in stock price appreciation.

Use of Compensation Consultants and Market Benchmarking

For purposes of determining total compensation and the primary components of compensation for our executive officers in 2020, we did not retain the services of a compensation consultant or use survey information or compensation data to engage in benchmarking. In the future, we expect that our compensation committee will consider publicly available compensation data for national and regional companies in the laser cleaning industry to help guide its executive compensation decisions at the time of hiring and for subsequent adjustments in compensation. Even if we retain the services of an independent compensation consultant to provide additional comparative data on executive compensation practices in our industry and to advise on our executive compensation program generally, our board of directors and future compensation committee will ultimately make their own decisions about these matters.

Our annual cash bonus program is based upon the achievement of specified annual corporate and individual goals that will be established in advance by our board of directors or compensation committee. Our annual cash bonus program emphasizes pay-for-performance and is intended to closely align executive compensation with achievement of specified operating results as the amount is calculated on the basis of percentage of corporate goals achieved. The performance goals established by our compensation committee is based on the business strategy of the company and the objective of building stockholder value. There are three steps to determine if and the extent to which an annual cash bonus is payable to a named executive officer. First, at the beginning of the year, our compensation committee determines the target annual cash incentive award for the named executive officer based on a percentage of the officer’s annual base salary for that year. Second, the compensation committee establishes the specific performance goals, including both corporate and individual objectives, that must be met for the officer to receive the award. Third, shortly after the end of the year, the compensation committee determines the extent to which these performance goals were met and the amount of the award. Our compensation committee works with our chief executive officer to develop corporate and individual goals that they believe can be reasonably achieved with hard work over the course of the year and will target total cash compensation, consisting of base salaries and target annual cash bonuses

Stock-Based Awards

Our equity award program is the primary vehicle for offering long-term incentives to our executives. While we do not have any equity ownership guidelines for our executives, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, the vesting feature of our equity awards contributes to executive retention by providing an incentive for our executives to remain in our employ during the vesting period. Currently, our executives are eligible to participate in our 2019 stock incentive plan, which we refer to as the 2019 Plan. Our employees and executives are eligible to receive stock-based awards pursuant to our 2019 Plan. Under our 2019 Plan, executives are eligible to receive grants of stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other stock-based equity awards at the discretion of our board of directors.

Our employee equity awards are typically in the form of stock options. Because our executives profit from stock options only if our stock price increases relative to the stock option’s exercise price, we believe stock options provide meaningful incentives for our executives to achieve increases in the value of our stock over time. While we currently expect to continue to use stock options as the primary form of equity awards that we grant, we may in the future use alternative forms of equity awards, such as restricted stock and restricted stock units. To date, we have generally used equity awards to compensate our executive officers in the form of initial grants in connection with the commencement of employment. In the future, we also generally plan to grant equity awards on an annual basis to our executive officers. We may also make additional discretionary grants, typically in connection with the promotion of an employee, to reward an employee, for retention purposes or in other circumstances recommended by management.

In general, the equity awards that we expect to grant to our executives will vest with respect to 25% of the shares on the first anniversary of the grant date and with respect to the remaining shares in approximately equal quarterly installments through the fourth anniversary of the grant date. Vesting ceases upon termination of employment and exercise rights cease shortly after termination of employment. Prior to the exercise of a stock option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights or the right to receive dividends or dividend equivalents.

We will grant, stock options with exercise prices that are set at no less than the fair value of shares of our common stock on the date of grant as determined by our board of directors.

Benefits and Other Compensation

We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. We expect to maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance, and a 401(k) plan. All of our executives will be eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees.

In certain circumstances, we may award cash signing bonuses or may reimburse relocation expenses when executives first join us. Whether a signing bonus is paid or relocation expenses are reimbursed, and the amount of either such benefit, is determined by our board of directors on a case-by-case basis based on the specific hiring circumstances and the recommendation of our chief executive officer.

Severance and Change in Control Benefits

Pursuant to agreements we expect to enter into with certain of our executives, these executives will be entitled to specified benefits in the event of the termination of their employment under specified circumstances, including termination following a change in control of our company.

We believe providing these benefits helps us compete for executive talent. Based on the substantial business experience of the members of our board of directors, we believe that our severance and change in control benefits are generally in line with severance packages offered to executives by companies at comparable stages of development in our industry and related industries.

Risk Considerations in Our Compensation Program

Our board of directors is evaluating the philosophy and standards on which our compensation plans will be implemented across our company. It is our belief that our compensation programs do not, and in the future will not, encourage inappropriate actions or risk taking by our executive officers. We do not believe that any risks arising from our employee compensation policies and practices are reasonably likely to have a material adverse effect on our company. In addition, we do not believe that the mix and design of the components of our executive compensation program will encourage management to assume excessive risks. We believe that our current business process and planning cycle fosters the behaviors and controls that would mitigate the potential for adverse risk caused by the action of our executives. We believe that the following aspects of our executive compensation program that we plan to implement will mitigate the potential for adverse risk caused by the action of our executives:

● annual establishment of corporate and individual objectives for our performance-based cash bonus programs for our executive officers, which we expect to be consistent with our annual operating and strategic plans, designed to achieve the proper risk/reward balance and not require excessive risk taking to achieve;

● the mix between fixed and variable, annual and long-term and cash and equity compensation, which we expect to be designed to encourage strategies and actions that balance the company’s short-term and long-term best interests; and

● equity incentive awards that vest over a period of time, which we believe will encourage executives to take a long-term view of our business.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, generally disallows a tax deduction for compensation in excess of $1,000,000 per person paid to a publicly traded company’s chief executive officer and three other most highly paid officers, other than the chief financial officer. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. We will periodically review the potential consequences of Section 162(m), however, the board of directors may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent and are in the best interests of our stockholders.

We account for equity compensation paid to our employees in accordance with Financial Accounting Standards Board, or FASB, Accounting Standard Codification Topic 718, Compensation—Stock Compensation, or ASC 718, which requires us to measure and recognize compensation expense in our financial statements for all share-based payments based on an estimate of their fair value over the service period of the award. We record cash compensation as an expense at the time the obligation is accrued.

Summary Compensation Table

Since neither of our named executive officers received any compensation from the Company during the fiscal years ended December 31, 2020 and 201919, there is no compensation to them reflected in this Summary Compensation Table.

SUMMARY COMPENSATION TABLE

Name and Principal Occupation	Year	Salary($)	Bonus($)	Stock Awards($)	OptionAwards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total($)
Wayne Tupuola	2019	$0	$0	$0	$0	$0	$0	$0	$0
Tatiana Nikitina	2019	$0	$0	$0	$0	$0	$0	$0	$0

Grants of Plan-Based Awards in 2020

There were no grants of plan-based awards to our named executive officers during the fiscal years ended December 31, 2020 and as of December 31, 2019.

Outstanding Equity Awards at December 31, 2020

There were no outstanding equity awards held by our named executive officers as of December 31, 2020.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Defined Contribution Plan

We do not currently have a defined contribution plan.

Stock Option and Other Employee Benefit Plans

The purpose of the 2019 Plan is to advance the interests of our stockholders by enhancing our ability to attract, retain and motivate persons who are expected to make important contributions and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align the interests of such persons with those of our stockholders.

2019 Stock Incentive Plan

History. On December 2, 2019, the Board of Directors approved and on December 3, 2019, the stockholders approved the 2019 stock incentive plan (the “2019 Plan”) under which employees, officers, directors and consultants are eligible to receive grants of stock options, stock appreciation rights (“SAR”), restricted or unrestricted stock awards, restricted stock units, performance awards, other stock-based awards, or any combination of the foregoing. The Plan authorizes up to 10,000,000 shares of our common stock for stock-based awards.

Administration. The 2019 Plan is administered by the Board of Directors or the committee or committees as may be appointed by the Board of Directors from time to time (the “Administrator”). The Administrator determines the persons who are to receive awards, the types of awards to be granted, the number of shares subject to each such award and the terms and conditions of such awards. The Administrator also has the authority to interpret the provisions of the 2019 Plan and of any awards granted there under and to modify awards granted under the 2019 Plan. The Administrator may not, however, reduce the price of options or stock appreciation rights issued under the 2019 Plan without prior approval of the Company’s shareholders.

Eligibility. The 2019 Plan provides that awards may be granted to employees, officers, directors and consultants of the Company or of any parent, subsidiary or other affiliate of the Company as the Administrator may determine. A person may be granted more than one award under the 2019 Plan.

Shares that are subject to issuance upon exercise of an option under the 2019 Plan but cease to be subject to such option for any reason (other than exercise of such option), and shares that are subject to an award granted under the 2019 Plan but are forfeited or repurchased by the Company at the original issue price, or that are subject to an award that terminates without shares being issued, will again be available for grant and issuance under the 2019 Plan.

Terms of Options and Stock Appreciation Rights. The Administrator determines many of the terms and conditions of each option and SAR granted under the 2019 Plan, including whether the option is to be an incentive stock option or a non-qualified stock option, whether the SAR is a related SAR or a freestanding SAR, the number of shares subject to each option or SAR, and the exercise price of the option and the periods during which the option or SAR may be exercised. Each option and SAR is evidenced by a grant agreement in such form as the Administrator approves and is subject to the following conditions (as described in further detail in the 2019 Plan):

(a) Vesting and Exercisability: Options, restricted shares and SARs become vested and exercisable, as applicable, within such periods, or upon such events, as determined by the Administrator in its discretion and as set forth in the related grant agreement. The term of each option is also set by the Administrator. However, a related SAR will be exercisable at the time or times, and only to the extent, that the option is exercisable and will not be transferable except to the extent that the option is transferable. A freestanding SAR will be exercisable as determined by the Administrator but in no event after 10 years from the date of grant.

(b) Exercise Price: Each grant agreement states the related option exercise price, which, in the case of SARs, may not be less than 100% of the fair market value of the Company’s shares of common stock on the date of the grant. The exercise price of an incentive stock option granted to a 10% stockholder may not be less than 110% of the fair market value of shares of the Company’s common stock on the date of grant.

(c) Method of Exercise: The option exercise price is typically payable in cash, common stock or a combination of cash of common stock, as determined by the Administrator, but may also be payable, at the discretion of the Administrator, in a number of other forms of consideration.

(d) Recapitalization; Change of Control: The number of shares subject to any award, and the number of shares issuable under the 2019 Plan, are subject to proportionate adjustment in the event of a stock dividend, spin-off, split-up, recapitalization, merger, consolidation, business combination or exchange of shares and the like. Except as otherwise provided in any written agreement between the participant and the Company in effect when a change in control occurs, in the event an acquiring company does not assume plan awards (i) all outstanding options and SARs shall become fully vested and exercisable; (ii) for performance-based awards, all performance goals or performance criteria shall be deemed achieved at target levels and all other terms and conditions met, with award payout prorated for the portion of the performance period completed as of the change in control and payment to occur within 45 days of the change in control; (iii) all restrictions and conditional applicable to any restricted stock award shall lapse; (iv) all restrictions and conditions applicable to any restricted stock units shall lapse and payment shall be made within 45 days of the change in control; and (v) all other awards shall be delivered or paid within 45 days of the change in control.

(e) Other Provisions: The option grant and exercise agreements authorized under the 2019 Plan, which may be different for each option, may contain such other provisions as the Administrator deems advisable, including without limitation, (i) restrictions upon the exercise of the option and (ii) a right of repurchase in favor of the Company to repurchase unvested shares held by an optionee upon termination of the optionee’s employment at the original purchase price.

Amendment and Termination of the 2019 Plan. The Administrator, to the extent permitted by law, and with respect to any shares at the time not subject to awards, may suspend or discontinue the 2019 Plan or amend the 2019 Plan in any respect; provided that the Administrator may not, without approval of the stockholders, amend the 2019 Plan in a manner that requires stockholder approval.

2020 Director Compensation

We currently do not have a formal non-employee director compensation policy. However, in the event we have non-employee directors we intend to reimburse them for their reasonable expenses incurred in connection with attending our board of directors and committee meetings, and we may in the future grant stock options and pay cash compensation to those non-employee directors.

Limitation of Liability and Indemnification

Our certificate of incorporation provides that we are authorized to provide indemnification and advancement of expenses to our directors, officers and other agents to the fullest extent permitted by Delaware General Corporation Law.

In addition, our certificate of incorporation limits the personal liability of directors for breach of fiduciary duty to the maximum extent permitted by the Delaware General Corporation Law and provides that no director will have personal liability to us or to our stockholders for monetary damages for breach of fiduciary duty or other duty as a director. However, these provisions do not eliminate or limit the liability of any of our directors for:
 ●any breach of the director’s duty of loyalty to the corporation or its stockholders;
●any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
●unlawful payments of dividends or unlawful stock repurchases or redemptions; or
●any transaction from which the director derived an improper personal benefit.

Any amendment to or repeal of these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to such amendment or repeal. If the Delaware General Corporation Law is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the Delaware General Corporation Law.

Our certificate of incorporation also provides that we must indemnify our directors and officers and we must advance expenses, including attorneys’ fees, to our directors and officers in connection with legal proceedings, subject to very limited exceptions.

We maintain a general liability insurance policy that covers certain liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more officers serving as a member of our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2020, certain information concerning the beneficial ownership of our capital stock, including our common stock, and stock options as converted into common stock basis, by:

● each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;
● each director;
● each named executive officer;
● all of our executive officers and directors as a group; and
● each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

The column entitled “Percentage of Class” is based on 29,331,057 shares of common stock outstanding as of December 31, 2020. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2020, are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Name and Address(1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Wayne Tupuola	610,555	2.09%
ICT Investments, LLC (2)	28,132,170	96.11%
Tatiana Nikitina	250,000	0.85%
Arnold Bykov	277,777	0.95%
Total	29,270,502	100.00%
All Officers and Directors as a Group	1,138,332	3.89%

(1) Unless otherwise indicated, the address of such individual is c/o the Company.

(2)   Dmitriy Nikitin has voting control through his ownership of all membership interests of ICT Investments, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since the date of our incorporation on November 8, 2019, we have engaged in the following transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities, and our co-founders. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

In January 2020, the Company issued a promissory note to ICT in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023. This Note may be prepaid in whole or in part. As of December 31st, 2020, the unpaid principal amount of the Note was $181,330.

In October 2020, the Company issued a second promissory note to ICT in the principal amount of $745,438 bearing 6% annual interest with a maturity date of December 31, 2023. This Note may be prepaid in whole or in part. As of December 31st, 2020, the unpaid principal amount of the Note was $689,926.

On December 31, 2019, we purchased from ICT Investments certain sales demonstration equipment valued at $495,150 which we will use in our business in exchange for 2,616,316 shares of our common stock.

During the year 2020, ICT Investments made additional investments into the Company, consisting of inventories, certain capital manufacturing equipment, office and computer equipment, intangible assets consisting of 3D engineering design documentation, manufacturing database, customer relationship database with populated CRM, valued in total at $$4,786,109 which we will use in our business in exchange for 26,609,186 shares of our common stock.

We initially entered into a sublease with ICT Investments, our largest shareholder. In January 2020 we assumed the master lease from ICT Investments and now pay a monthly lease payment of $14,377 to the landlord.

Dmitriy Nikitin is the Managing Partner of ICT Investments and also is a promoter of the Company. Dmitriy Nikitin serves as a member of our Board of Advisors. During the year of 2020 he received $75,218 as cash compensation in that role.

Tatiana Nikitina, in her role as Marketing Director, created our Marketing Department, trained personnel and transitioned into a marketing adviser role. She is the daughter of Dmitriy Nikitin. During the year of 2020 she received $12,749 as cash compensation in that role.

On December 31, 2020, our President Wayne Tupuola received directly from ICT Investments 555,555 shares as recognition of the Company’s progress in 2020.

On December 31, 2020, our Chief Equipment Design Engineer, Arnold Bykov received directly from ICT Investments 277,777 shares of our common stock in recognition of his contribution to the Company through his new equipment designs in 2020.

Policies and Procedures for Related Person Transactions

Our board of directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees or 5% stockholders (or their immediate family members), each of whom we refer to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our chief legal officer or, in the event we do not have a chief legal officer, to our principal financial officer. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by the audit committee of our board of directors. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chairman of the committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the committee will review and consider:

● the related person’s interest in the related person transaction;

● the approximate dollar value of the amount involved in the related person transaction;

● the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

● whether the transaction was undertaken in the ordinary course of our business;

● whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;

● the purpose of, and the potential benefits to us of, the transaction; and

● any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The committee may approve or ratify the transaction only if the committee determines that, under all of the circumstances, the transaction is not inconsistent with our best interests. The committee may impose any conditions on the related person transaction that it deems appropriate.

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our board of directors has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

● interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity), that is a participant in the transaction, where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction and (c) the amount involved in the transaction equals less than the greater of $200,000 or 5% of the annual consolidated gross revenues of the other entity that is a party to the transaction; and

● a transaction that is specifically contemplated by provisions of our charter or by-laws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the compensation committee in the manner specified in its charter.

Director Independence

We have no member of our board of directors who is independent as defined under NASDAQ Marketplace Rules.

There are no family relationships among any of our directors or executive officers.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Board of Directors has approved BF Borgers CPA PC (“BFG”) to continue as our independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2020.

During the Company’s most recent fiscal years, neither we nor anyone acting on our behalf consulted with BFG regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to the Company that BFG concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Fees Paid to the Independent Registered Public Accounting Firm

The following table sets forth fees billed with respect to the years ended December 31, 2020 and 2019:

	2020	2019
Audit Fees	$14,000	$6,000
Audit Related Fees	4,195	0
Tax fees	2,775	0
	$20,970	$6,000

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees that Laser Photonics Corp paid for professional services for the audit of our financial statements included in our Form 10-K and for services that are normally provided by the registered public accounting firm in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

Auditor Independence

In our fiscal year ended December 31, 2020, there were no professional services provided, other than those listed above, that would require our Board of Directors to consider their compatibility with maintaining the independence of BF Borgers CPA PC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

INDEX TO FINANCIAL STATEMENTS

(a)	Financial Statements filed as part of this Form 10-K:

Laser Photonics, Corporation December 31, 2020 and 2019 Audited Financial Statements

Report of Independent Registered Accounting Firm

Balance Sheet

Statement of Profit and Loss

Statement of Liability and Stockholders’ Equity

Statement of Cash Flows

Notes to Financial Statements

(b) Exhibits.

See the Exhibit Index immediately following the signature page to this Annual Report on Form10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Laser Photonics Corporation

March 26, 2021	By:	/s/ Wayne Tupuola
	Name:	Wayne Tupuola
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

POWERS OF ATTORNEY

Each person whose signature appears below constitutes and appoints Wayne Tupuola as his true and lawful attorney-in-fact and agents, with full power of substitution and re substitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Laser Photonics Corporation

By:	/s/ Wayne Tupuola

Name: Wayne Tupuola
Title: Chief Executive Officer and Principal Financial Officer
March 26, 2021

By:	/s/ Tatiana Nikitina

Name: Tatiana Nikitina
Title: Director
March 26, 2021

By:	/s/ Arnold Bykov

Name: Arnold Bykov
Title: Director
March 26, 2021

EXHIBIT INDEX

Exhibit	Description
3.1+	Certificate of Incorporation of the Registrant

3.2+	Bylaws of the Registrant

4.1+	Specimen Stock Certificate evidencing the shares of Common Stock

10.1*+	Laser Photonics Corporation 2019 Stock Incentive Plan

10.2+	Sublease Agreement dated December 1, 2019 between Laser Photonics Corporation and ICT Investments, LLC

10.3+	Exclusive License Agreement dated January 2, 2020 between Laser Photonics Corporation and ICT Investments, LLC

10.4+	Promissory Note dated January 30, 2020 issued by Laser Photonics Corporation to ICT Investments, LLC

14.1	Code of Ethics

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan
+ Incorporated by reference to the Company's Form 10 filed with the Securities and Exchange Commission on April 30, 2020