Form 10-Q
period 2021-03-31
Laser Photonics Corp
filed 2021-05-24
CIK 1807887

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:  ______________

Laser Photonics Corporation
(Exact name of registrant as specified in its charter)

Delaware	84-3628771
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1101 N. Keller Road, Suite G Orlando, FL	32810
(Address of Principal Executive Offices)	Zip Code

(407) 804 1000
Registrant’s Telephone Number, Including Area Code

Not Applicable
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

COMMON STOCK, $0.001 PAR VALUE

Title of each class	TradingSymbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒·   No ●☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 31, 2021, the registrant had 3,561,316 shares of common stock, par value $.001 per share, issued and outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LASER PHOTONICS CORPORATION
CONDENCED BALANCE SHEETS

	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and Cash Equivalents	380,772	326,713
Accounts Receivable	618,131	756,095
Inventory	1,988,298	2,169,627
Total Current Assets	2,987,201	3,252,435
Total Fixed Assets	811,848	849,027
Intangible Assets	3,187,275	3,184,280
Operating lease right-of-use	153,166	196,299
TOTAL ASSETS	7,139,490	7,482,041
LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	18,263	53,016
Deferred Revenue	196,833	779,128
Lease liability Current Portion	138,066	181,199
Sales Tax Payable	0	12,665
Total Current Liabilities	353,162	1,026,008
Long Term Liabilities
ICT Investments Loan	876,309	926,768
Lease liability - less current	43,855	43,855
PPP Loan	397,500	198,750
Total Long Term Liabilities	1,317,664	1,169,373
Total Liabilities	1,670,826	2,195,381
Equity
Total Capital Stock	5,291,615	5,291,615
Retained Earnings	(4,955)	(15,636)
Net Income	182,003	10,681
Total Equity	5,468,663	5,286,660
TOTAL LIABILITIES & EQUITY	7,139,489	7,482,041

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION
STATEMENTS OF OPERATION
(UNAUDITED)

	Three months ended
	March 31, 2021	March 31, 2020
Ordinary Income/Expense
Income	976,025	177,925
Cost of Goods Sold	352,037	57,320
Gross Profit	623,988	120,605
Expense
Depreciation Expense	39,930	6,602
G&A Expense	105,295	37,002
Payroll Expenses	253,560	189,491
Rent Expense	43,133	43,162
Tax	68	0
Total Expense	441,986	276,257
Net Income	182,002	(155,652)

Net income (loss) per share	0	(0)
Weighted average shares	29,270,502	2,661,316

EBITDA	238,241	(145,985)

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Jan - Mar 21	Jan - Mar 20
OPERATING ACTIVITIES
Net Income	182,003.21	-155,650.99
Adjustments to reconcile Net Income to net cash provided by operations:
Accounts Receivable	137,963.75	-201,835.00
Equipment Parts Inventory	-18,508.14	-314,035.40
Finished Goods Inventory	71,883.00
Sales Demo Inventory	184,900.00
Work in process Inventory	-56,946.00	-86,530.46
Accounts Payable	-34,752.75	37,602.11
Deferred Revenue	-582,295.05	356,725.00
Lease liability Current Portion	-43,133.00
Sales Tax Payable	-12,665.38
Net cash provided by Operating Activities	-171,550.36	-363,724.74
INVESTING ACTIVITIES
Accumulated Depreciation	39,929.73	6,602.34
Equipment and Furniture: Machinery & Equipment: CNC Mill	-2,750.00
Equipment and Furniture: Machinery & Equipment	0.00	-158,456.00
Intangible Assets: Operational Software & Website	-2,995.00
Operating lease right-of-use	43,133.00
Net cash provided by Investing Activities	77,317.73	-151,853.66
FINANCING ACTIVITIES
ICT Investments Loan: Note 2	-50,245.00
ICT Investments Loan: Note1	-213.87	399,347.21
Capital Stock		158,456.00
PPP Loan	198,750.00
Net cash provided by Financing Activities	148,291.13	557,803.21
Net cash increase for period	54,058.50	42,224.81
Cash at beginning of period	326,713.39	0.00
Cash at end of period	380,771.89	42,224.81

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION
STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	(Deficit/Income)	Equity
BALANCE JANUARY 1ST 2020	-	-	$-	$-	$489,870
Shares issued for cash	$2,661,316	$26,613	$478,893
Net loss for year ended December 31, 2019				$(15,636)
January 1 - December 31st, 2020	-	-	$-	$-
Shares issued for cash	$26,609,186	$266,092	$4,520,018
Income for period ended December 31st, 2020				$10,681
BALANCE DECEMBER 31st, 2020	$29,270,502	$292,705	$4,998,911	$(4,955)	$5,286,661
January 1 - March 31st, 2021	-	-	$-	$-
Shares issued for cash	$-	$-	$-
Income for period ended March 31st, 2021				$182,003
BALANCE DECEMBER 31st, 2020	$29,270,502	$292,705	$4,998,911	$177,048	$5,468,664

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

As of March 31, 2021, the Company had $380,772 of cash.

Accounts Receivable

Trade accounts receivable are recorded net of allowance for expected uncollectible accounts. The Company extends credit to its customers in the normal course of business and performs on-going credit evaluations of its customers. All accounts, or portions thereof, that are deemed uncollectible are written off to bad debt expense, as incurred. In addition, most sales orders are not accepted without a substantial deposit. As of March 31, 2021, our ledger had $618,131 as an allowance/ provision for collectible accounts.

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

Work in process inventory - Work in process inventory consists of inventory that is partially manufactured or not fully assembled as of the date of these financial statements.  This equipment, machines, parts, frames, lasers and assemblies are items not ready for use or resale.  Costs are accumulated as work in process until sales ready items are compete when it is moved to finished goods inventory.  Amounts in this account represent items at various stages of completion at the date of these financial statements.

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

At March 31, 2021 and March 31, 2020, respectively, our inventory consisted of the following:

	March 31, 2021	March 31, 2020
Inventory
Equipment Parts Inventory	705,877	314,035
Finished Goods Inventory	109,570	0
Sales Demo Inventory	1,096,664	495,150
Work in process Inventory	76,187	86,530
Total Inventory	1,988,298	1,139,776

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

Machinery and Equipment

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Category	Economic Useful Life
Office furniture and fixtures	3-5 years
Machinery and equipment	5-7 years
Intangible Assets	7-12 years

	March 31, 2021	March 31, 2020
Capital Assets
Equipment and Furniture
Accumulated Depreciation	(66,339)	(6,602)
Machinery & Equipment	797,695	158,456
Office and Computer Equipment	8,420
Office Furniture	31,029	0
R&D Equipment	31,053	0
Vehicles	9,989	0
Total Capital Assets	811,868	151,854

As of March 31, 2021, we recorded $811,868 of capital assets net of depreciation. Fixed assets as of March 31, 2020, were recorded at $151,854.

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

 Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. In instances where impairment is determined to exist, the Company will write down the asset to its fair value based on the present value of estimated future cash flows.

Liabilities

Our liabilities consist of current liabilities.

	March 31, 2021	December 31, 2019
Current Liability	622,738	5,280
Long Term Liability	746,162	0
Total Liabilities	1,368,900	5,280

As of March 31, 2021, and December 31, 2019, our total liabilities were recorded at $1,349,783 and $5,280, respectively.

Current Liabilities

Our current liabilities consist of accounts payable and deferred revenue.

Sales Tax Liability

Sales tax liability is created when Company sells equipment and services to another entity located in the State of Florida. Currently the sales tax rate in the Company’s County place of business is 6.5%. As of March 31, 2021, our sales tax liability was recorded at $12,566 compared to $0 recorded at December 31, 2019.

Long Term Liabilities

	March 31, 2021	March 31, 2020
	(Unaudited)
Long Term Liabilities
PPP Loan	397,500	0
Lease Liability less Current	43,855	0
Notes	876,309	399,347
Total Long Term Liabilities	1,317,664	399,347

Our long term liabilities include PPP loans from Axiom Bank, promissory notes to ICT Investments, and long term lease liability. The notes to ICT may be prepaid in whole or in part. As of March 31, 2021, the unpaid principal amount of the notes was $876,309.

Accounts Payable

As of March 31, 2021, and March 31, 2020, our Account Payables were recorded at $18,263 and $42,882, respectively.

Deferred Revenue

The Company requires deposits on most sales orders. These deposits are recorded as deferred revenue until such time as the revenue recognition criteria for that project are order is completed. As of March 31, 2021, our deferred revenue was recorded at $196,833 in comparison to $356,725 recorded at March 31, 2020.

Liquidity and Capital Resources

For the three months ended March 31, 2021, the Company’s liquidity needs were met through the financing activity.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	For three Months ending March 31,
	2021	2020
Net cash provided by Operating Activities	(171,550)	(363,725)
Net cash provided by Investing Activities	(77,317)	(151,853)
Net cash provided by Financing Activities	148,291	557,803

As of March 31, 2021, the Company had $380,772 in cash, $2,606,429 in current assets (without cash and cash equivalents) and $353,162 in current liabilities.

As a result, on March 31, 2021, the Company had $3,014,811 in total working capital, comparing to $2,553,140 of total working capital for the same period of 2020.

	Three Months ended March 31,
	2021	2020
Cash and Cash Equivalents	380,772	326,713
Working Capital (excluding cash and cash equivalents)	2,634,039	2,226,427
Total Working Capital	3,014,811	2,553,140

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

Promissory Notes

In January 2020, the Company issued a promissory note to ICT in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023. This note may be prepaid in whole or in part. As of December 31st, 2020, the unpaid principal amount of the Note was $236,627.

In October 2020, the Company issued a promissory note 2 to ICT in the principal amount of $745,438 bearing 6% annual interest with a maturity date of December 31, 2023. This Note may be prepaid in whole or in part. As of December 31st, 2020, the unpaid principal amount of the Note was $639,682.

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

Off-Balance Sheet Arrangements

During the quarter ended March 31, 2021, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

There were no related party transactions recorded in three months ended March 31 2021.

NOTE 4 – STOCKHOLDERS' DEFICIT

As of March 31, 2021, the Company did not have a stockholder deficit. Stockholder equity as of March 31, 2021, was $628,547.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company has committed to ICT Investments to sublease 18,000 SF of manufacturing space with the monthly cost of $14,377.50 per months. The sub lease commitment expires on October 20, 2021.

NOTE 6 – ADVANCES

During its operations in the quarter ended March 31, 2021, the Company did not accrue any costs which were not paid through the cash proceeds or the sale of capital stock.

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

Corporation Information

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

Our principal executive offices are located at 1101 N Keller Rd, Orlando FL, 32810, and our telephone number is (407) 804 1000. Our website address is www.laserphotonics.com. The Company’s annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), and other information related to the Company, are available, free of charge, on that website as soon as we electronically file those documents with, or otherwise furnish them to, the SEC. The Company’s website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Quarterly Report on Form 10-Q.

 The Company’s accounting year end is December 31.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the accompanying consolidated financial statements and related notes. These estimates and assumptions have a significant impact on our financial statements. Actual results could differ materially from those estimates. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are disclosed in Note 1 to the Financial Statements included in this Quarterly Report on Form 10-Q. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

CORONAVIRUS AID, RELIEF AND ECONOMIC SECURITY ACT

On March 27, 2020, the U.S. Government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act includes various income and payroll tax provisions. The Company has analyzed the tax provisions of the CARES Act and determined they could have a significant financial impact on our financial statements.

On April 27, 2020, the Company received a First Draw loan in the amount of $198,750 pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act, and on March 26, 2021, the Company received a Second Draw loan from Axiom Bank, N.A., headquartered in Central Florida, in the amount of $198,750 pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The total aggregate amount of PPP Loans received by the company by March 31, 2021 was $397,500. Under the terms of the PPP, PPP loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The Company intends to use the loan proceeds for purposes consistent with the PPP and anticipates that a majority of the loan amount will be forgiven, but no assurance can be given that the Company will not take actions that could cause the Company to be ineligible for forgiveness of some portion of the loan. The unforgiven portion of the loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.

Liquidity and Capital Resources

For the three months ended March 31, 2021, our liquidity needs were met through revenues received from sales and the financial support of the ICT affiliated companies.

 For the three months ended March 31, 2021, the Company’s liquidity needs were met through the financing activity.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	For three Months ending March 31,
	2021	2020
OPERATING ACTIVITIES
Net Income	182,003.21	-155,650.99
Net cash provided by Operating Activities	-171,550.36	-363,724.74
Net cash provided by Investing Activities	77,317.73	-151,853.66
Net cash provided by Financing Activities	148,291.13	557,803.21
Net cash increase for period	54,058.50	42,224.81
Cash at beginning of period	326,713.39	0.00
Cash at end of period	380,771.89	42,224.81

As of March 31, 2021, the Company had $380,772 in cash, $2,606,429 in Current assets (without cash and cash equivalents) and $353,162 in current liabilities.

As a result, on March 31, 2021, the Company had $3,014,811 in total working capital, compared to $2,553,140 of total working capital for the same period in 2020.

	Three Months ended March 31,
	2021	2020
Cash and Cash Equivalents	380,772	326,713
Working Capital (excluding cash and cash equivalents)	2,634,039	2,226,427
Total Working Capital	3,014,811	2,553,140

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

Promissory Notes

In January 2020, the Company issued a promissory note to ICT in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023. This Note may be prepaid in whole or in part. As of March 31, 2021, the unpaid principal amount of the Note was $337,457.

Lease Liability

As of March 31, 2021, the amount of the recorded lease liability less the current portion was $43,855.

The original maturity date of our facility operating lease is November 1, 2021. However, due to the impact of COVID 19, we reached an agreement with the landlord to defer two monthly payments to the end of the lease. Those lease liabilities were booked as deferred lease payments under long term liabilities.

The maturity amounts of our lease liabilities are as follows:

Year Ending December 31	Operating leases

2021	$138,067

2022	$15,100
Deferred rent	$28,755

Total lease payments	$181,922

Less imputed interest	$-
Total	$181,922

As of	3/31/2021

Operating leases:

Operating lease right-of-use asset	$153,167

Current operating lease liability	$138,067

Operating lease liability - less current portion	$43,855

Total operating lease liability	$181,922

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Results of Operations

For the three months ended March 31, 2021

Revenues

We generate revenues through sales of our laser blasting and laser cleaning products, particularly with introduction of new models covering the whole range of Roughing, Conditioning and Finishing laser systems, including laser blasting systems cabinets and the development of new applications for our products.

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

During the three months ended March 31, 2021, we recognized revenue of $976,025, as compared to $177,925 in revenue recognized during the same period in 2020, an increase of $798,099. The increase is primarily due to increase of Roughing high power 2000CTH model unit sales in the first quarter of 2021, and increased recognition and approval of Laser blasting by leading US Agencies and Industries.

	Three Months ended
	March 31, 2021	March 31, 2020
Revenue	976,025	177,925

Our rent expenses for the three months ended March 31, 2021 totaled $43,133 as compared to $43,162for the same period in 2020.

Our payroll expenses for the three months ended March 31, 2021 totaled $253,560 as compared to $189,491 for the same period in 2020 increased by $64,068 due to hiring more personnel mainly for system assembly operation.

In the three months ended March 31, 2021, our net income was $182,003 compared to net Loss of $(155,651) in the same period of 2020.

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

Our largest sales were to AMMO, Blue Origin, SPX, Illumina, and Excet c/o Naval Research Laboratory.

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

The Company only applies the five-step model when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. Our contracts contain a single performance obligation and the entire transaction price is allocated to the single performance obligation. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Accordingly, we recognize revenues (net) when the customer obtains control of the Company’s product, which typically occurs upon shipment of the product.

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

Refunds and returns, which are minimal, are recorded as a reduction of revenue. Unshipped product on received purchase orders by customers prior to our satisfying the above criteria are recorded as deferred revenue in the balance sheets.

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

As of March 31, 2021, we recorded our cost of goods sold at $214,227 for the three-month period.

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

For the three months ending March 31, 2021 and 2020, we recorded gross profit of $623,988 and $120,606, respectively.

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

	March 31, 2021	March 31, 2020
Expense
Depreciation Expense	39,930	6,602
G&A Expense	105,295	37,002
Payroll Expenses	253,560	189,491
Rent Expense	43,133	43,162
Tax	68	0
Total Expense	441,986	276,257

For the three months ending March 31, 2021 and 2020, we recorded our total expense as $441,986 and $276,257 accordingly.

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

All our R&D expenses for the period of three months ending March 31 2021 were expensed and not booked as a separate line item. We intent to establish a separate accounting for R&D expenses in the near future.

Facility

We are leasing our manufacturing facility from ICT with monthly payments and recording those expenses as rent expense. On January 1, 2020, we entered a sub-lease with ICT Investments for 18,000 sf of manufacturing space at a rate of $14,377 per month.

For the three and six months ended March 31, 2021, we recorded our rent expense of $43,133 and $86,294, respectively.

Our facility is currently equipped with three of our latest advanced laser cleaning demonstration models. It has a materials stock room, ramp and high dock in the warehouse with loading and moving equipment. It also has a machine shop, electronic assembly, and equipment assembly area.

Foreign Currency Gain (Loss)

Foreign currency gain (loss) consists of gains and losses resulting from conducting transactions denominated in currencies other than our functional currencies. As of March 31, 2021, we have not incurred any foreign currency gain (loss).

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

We adopted ASU 2016-02 effective as of January 1, 2020 utilizing the cumulative-effect adjustment transition method of adoption, which resulted in the recognition on our balance sheet as of March 31, 2021 of $282,565 of right-of-use assets for operating leases.

The adoption of ASU 2016-02 also required us to include any initial direct costs, which are incremental costs that would not have been incurred had the lease not been obtained, in the right-of-use assets. The recognition of these costs in connection with our adoption of this guidance did not have a material impact on our financial statements.

Amounts related to our reporting segment information for the three and six months ended March 31, 2021 have been restated throughout this Quarterly Report on Form 10-Q to reflect the changes in our reporting segments.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements.

Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

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

As of March 31, 2021, our President evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for monitoring the process pursuant to which information is gathered and analyze such information to determine the extent to which such information requires disclosure in the reports filed with the Securities and Exchange Commission. Based on such evaluation, our President has concluded that as of March 31, 2021, the Company’s disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 1, 2020, the Company purchased from ICT Investments certain capital manufacturing equipment valued at $158,456 which the Company will use in its business in exchange for 900,000 shares of its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXIBITS.

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
Date: May 24, 2021