Form 10-Q
period 2021-06-30
Laser Photonics Corp
filed 2021-08-16
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. ___________

Laser Photonics Corporation
(Exact name of registrant as specified in its charter)

Delaware	84-3628771
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1101 N. Keller Road, Suite G

Orlando, FL 32810

(Address of principal executive offices)

(407) 804-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of August 10, 2021, there were 29,270,502 shares outstanding of the registrant’s common stock, par value $.001 per share, issued and outstanding.

- i -

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our ability to continue as a going concern;

●	our operating expenses exceed our revenues and will likely continue to do so for the foreseeable future;

●	our ability to obtain additional capital, which may be difficult to raise as a result of our limited operating history or any number of other reasons;

●	competition;

●	general economic conditions and events and the impact they may have on us; and

●	other factors discussed in this Form 10-Q.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Form 10-Q, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or collaborations or strategic partnerships we may enter into.

You should read this Form 10-Q and the documents that we have filed as exhibits to this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless otherwise stated or the context otherwise requires, the terms “Laser Photonics,” “we,” “us,” “our” and the “Company” refer collectively to Laser Photonics Corporation and its subsidiaries.

- ii -

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Laser Photonics Corporation

June 30, 2021

Laser Photonics Corporation

Condensed Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets
Cash	$503,470	$326,713
Accounts receivable, net	891,388	756,096
Inventory	2,040,852	2,172,327
Total Current Assets	3,435,710	3,255,136

Property and equipment, net	771,918	849,027

Intangible assets	3,187,275	3,184,280

Operating lease right of use asset	110,033	196,299

Total Assets	$7,504,936	$7,484,742

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$20,411	$55,756
Sales tax payable	5,318	12,665
Current portion of operating lease payable	138,788	181,199
Deferred revenue	440,327	779,128
Total Current Liabilities	604,844	1,028,748

Non-current Liabilities
Loan payable – ICT Investments	709,737	926,768
PPP loans payable	397,500	198,750
Operating lease payable	-	43,855
Total Non-current Liabilities	1,107,237	1,169,373

Total Liabilities	1,712,081	2,198,121

Commitments and contingencies (Note 5)

Stockholders’ Equity
Common stock par value $0.01: 100,000,000 shares authorized; 29,270,502 issued and outstanding as of June 30, 2021 and 29,270,502 issued and outstanding as of December 31, 2020	292,705	292,705
Additional paid in capital	4,998,911	4,998,911
Retained earnings (deficit)	501,239	(4,995)
	5,792,855	5,286,621

Total Liabilities and Stockholders’ Equity	$7,504,936	$7,484,742

The accompanying notes are an integral part of these condensed financial statements.

Laser Photonics Corporation

Condensed Statements of Comprehensive Income (Loss) (Unaudited)

	For the three months ended	For the six months ended	For the three months ended	For the six months ended
	June 30, 2021	June 30, 2021	June 30, 2020	June 30, 2020
Net revenue	$914,492	$1,890,517	$559,851	$737,776
Cost of goods sold	163,755	515,792	212,835	269,629
Gross margin	750,737	1,374,725	347,016	468,147

Operating expenses

General and administrative	410,334	835,970	208,912	485,169
Total operating expenses	410,334	835,970	208,912	485,169

Income (loss) from operations	340,403	538,755	138,104	(17,022)

Other income (expense):
Interest expense	(16,212)	(32,453)	-	-
Total other income (expense)	(16,212)	(32,453)	-	-

Income (loss) before income tax provision	324,191	506,302	138,104	(17,022)

Income tax provision	-	68	-	-

Net income (loss)	$324,191	$506,234	$138,104	$(17,022)

Per-share data
Basic and diluted income (loss) per share	$0.01	$0.02	$0.04	$(0.01)

Weighted average number of common shares outstanding	29,270,502	29,270,502	3,561,316	3,272,918

The accompanying notes are an integral part of these condensed financial statements.

Laser Photonics Corporation

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)

			Additional
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2020	2,661,316	$26,613	$478,893	$(15,636)	$489,870

Shares issued to acquire fixed assets	900,000	9,000	149,456		158,456

Net loss for the three months ended March 31, 2020	-	-	-	(155,126)	(155,126)

Balance, March 31, 2020	3,561,316	$35,613	$628,349	$(170,762)	$493,200

Net income for the three months ended June 30, 2020	-	-	-	138,104	138,104

Balance, June 30, 2020	3,561,316	$35,613	$628,349	$(32,658)	$631,304

Balance, January 1, 2021	29,270,502	$292,705	$4,998,911	$(4,995)	$5,286,621

Net income for the three months ended March 31, 2021	-	-	-	182,043	182,043

Balance, March 31, 2021	29,270,502	$292,705	$4,998,911	$177,048	$5,468,664

Net income for the three months ended June 30, 2021	-	-	-	324,191	324,191

Balance, June 30, 2021	29,270,502	$292,705	$4,998,911	$501,239	$5,792,855

The accompanying notes are an integral part of these condensed financial statements.

Laser Photonics Corporation

Condensed Statements of Cash Flows (Unaudited)

	For the Six months ended	For the Six months ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$506,234	$(17,022)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	79,859	13,204
Amortization of right-of-use asset	86,266	-
Changes in operating assets and liabilities:
Accounts receivable	(135,292)	(480,326)
Inventory	131,475	(298,405)
Deferred revenue	(338,801)	509,845
Accounts payable and sales tax payable	(42,692)	20,780
Operating lease liability	(86,266)	-
Net Cash Provided By (Used In) Operating Activities	200,783	(223,169)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash outlay for fixed assets	(2,750)	(8,825)
Cash outlay for intangible assets	(2,995)	(2,495)
Net Cash Used In Investing Activities	(5,745)	(11,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from PPP loans	198,750	198,750
Proceeds from (repayment of) loan payable – related party	(217,031)	337,457
Net Cash Provided By Financing Activities	(18,281)	536,207

Net Change in Cash	176,757	301,718
Cash - Beginning of period	326,713	-
Cash - End of period	$503,470	$301,718

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$68	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Recognition of right-of-use asset and lease liability	$-	$282,565
Purchase of fixed assets with common stock	$-	$158,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laser Photonics Corporation

Notes to the Condensed Financial Statements

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Laser Photonics Corporation (the “Company”) was formed under the laws of Wyoming on November 8, 2019. We changed our domicile to Delaware on March 5, 2021. We are a vertically integrated manufacturing company for photonics based industrial products and solutions, primarily disruptive laser cleaning technologies. Our vertically integrated operations allow us to reduce development and advanced laser equipment manufacturing time, offer better prices, control quality and protect our proprietary knowhow and technology compared to other laser cleaning companies and companies with competing technologies.

The Company’s accounting year end is December 31.

Basis of Presentation

The Company’s condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or any other interim period or for any other future year. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2020, included in the Company’s 2020 Annual Report on Form 10-K filed with the SEC. The balance sheet as of December 31, 2020 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. Our significant estimates and assumptions include the useful lives of fixed assets and intangible assets, the fair value of our stock, and the valuation allowance relating to the Company’s deferred tax assets.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value.

As of June 30, 2021 and December 31, 2020, the Company had $503,470 and $326,713, respectively of cash and had no cash equivalents.

Accounts Receivable

Trade accounts receivable are recorded net of allowance for expected uncollectible accounts. The Company extends credit to its customers in the normal course of business and performs on-going credit evaluations of its customers. All accounts, or portions thereof, that are deemed uncollectible are written off to bad debt expense, as incurred. In addition, most sales orders are not accepted without a substantial deposit. As of June 30, 2021, we recorded an allowance of $386,385 for uncollectible accounts.

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method. We have four principal categories of inventory:

Sales demonstration inventory -Sales demonstration inventory represents completed product used to support our sales force for demonstrations and held for sale. Sales demonstration inventory is held in our demo facilities or by our sales representatives for up to three years, at which time it would be refurbished and transferred to finished goods as used equipment, stated at the lower of cost or net realizable value. We expect these refurbished units to remain in finished goods inventory and sold within 12 months.

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

At June 30, 2021 (unaudited) and December 31, 2020, respectively, our inventory consisted of the following:

	June 30, 2021	December 31, 2020
Inventory
Equipment Parts Inventory	763,128	690,069
Finished Goods Inventory	159,348	181,453
Sales Demo Inventory	1,096,664	1,281,564
Work in process Inventory	21,712	19,241
Total Inventory	2,040,852	2,172,327

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

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated useful lives for significant property and equipment categories are as follows:

Category	Economic Useful Life
Office furniture and fixtures	3-5 years
Machinery and equipment	5-7 years

	June 30, 2021	December 31, 2020
Fixed Assets:
Accumulated Depreciation	(106,268)	(26,409)
Machinery & Equipment	797,695	794,945
Office and Computer Equipment	8,420	8,420
Office Furniture	31,029	31,029
R&D Equipment	31,053	31,053
Vehicles	9,989	9,989
Total	771,918	849,027

For the three and six months ended June 30, 2021, we recorded $39,930 and $79,859, respectively, of depreciation expense. For the three and six months ended June 30, 2020, we recorded $6,602 and $13,205, respectively, of depreciation expense.

Intangible Assets

Intangible assets consist primarily of capitalized equipment design documentation, software costs for equipment manufactured for sale, research and development, as well as certain patent, trademark and license costs. Capitalized software and equipment design documentation development costs are recorded in accordance with Accounting Standards Codification (“ASC”) No. 985-20, “Costs of Software to Be Sold, Leased, or Marketed,” with costs to be amortized on a product-by-product basis based on the greater of the amounts computed using the following (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product and (b) the straight-line method over the remaining estimated economic life of the product. The acquired customer relationship intangible asset will be amortized using the straight-line method over the estimated useful life based on the pattern in which the expected benefits will be consumed. As of June 30, 2021, the Company’s intangible assets were not yet in service. On an ongoing basis, management reviews the valuation of intangible assets to determine if there has been impairment by comparing the related assets’ carrying value to the undiscounted estimated future cash flows and/or operating income from related operations.

Intangible Assets:	June 30, 2021	December 31, 2020
Customer Relationships	211,000	211,000
Equipment Design Documentation	2,675,000	2,675,000
Operational Software & Website	301,275	298,280
Total Intangible Assets	3,187,275	3,184,280

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

Sales Tax Liability

Sales tax liability is created when Company sells equipment and services to another entity located in the State of Florida. Currently the sales tax rate in the Company’s County place of business is 6.5%. As of June 30, 2021, our sales tax liability was $5,318 compared to $12,665 at December 31, 2020.

Deferred Revenue

The Company requires deposits on most sales orders. These deposits are recorded as deferred revenue until such time as the revenue recognition criteria for that project are order is completed. As of June 30, 2021, our deferred revenue was $440,327 in comparison to $779,128 at December 31, 2020.

Net Loss per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. At June 30, 2021 and December 31, 2020, there were no potentially dilutive shares.

Revenue Recognition

We generate revenue from the production and sale of laser equipment, OEM Laser Products and Service and Repair. We recognize revenue according to ASC 606. When the customer obtains control over the promised equipment or services, we record revenue in the amount of consideration that we receive or can expect to receive in exchange for those goods and services. The Company applies the following five-step model to determine revenue recognition:

•	Identification of a contract with a customer
•	Identification of the performance obligations in the contact
•	Determination of the transaction price
•	Allocation of the transaction price to the separate performance obligations
•	Recognition of revenue when performance obligations are satisfied

The Company only applies the five-step model when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. Our contracts contain a single performance obligation, and the entire transaction price is allocated to the single performance obligation. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Accordingly, we recognize revenues (net) when the customer obtains control of the Company’s product, which typically occurs upon shipment of the product.

Product sales: Revenue is generally recognized when goods are shipped, and title and risk of loss passes to the customer. Revenue is deferred in all instances where the earnings process is incomplete. The Company recognizes revenue from distribution sales when all contingencies are satisfied and upon persuasive evidence of a sale to end users until such time that historical sell through ratios had been developed. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue in the accompanying balance sheets. The Company recognizes revenue from contracts when specific progress defined by contract terms are met, or when the contract has been completed to specifications. The Company recognizes revenue for product when shipped. Contracts or purchase orders, according to the terms and conditions of the sale, are not cancellable and deposits are not refundable unless the Company cannot perform on the contract. The Company has no obligation to provide upgrades, enhancements, or customer support subsequent to the sale, other than warranty liability or performance obligation.

Refunds and returns, which are minimal, are recorded as a reduction of revenue. Unshipped product on received purchase orders by customers prior to our satisfying the above criteria are recorded as deferred revenue in the balance sheets.

All revenues were reported net of any sales discounts or taxes.

Service revenue: Revenues and costs of maintenance and repair services or consulting revenues from such contracts are recognized during the period in which the service was performed.

Other: The Company also may apply the input method to certain arrangements covered under ASC 606, when the sale has been consummated, when we have transferred the usual risks and rewards of ownership to the buyer, the initial or continuing investment criteria have been met, we have the ability to estimate our costs and progress toward completion, and other revenue recognition criteria have been met. Such estimates include significant judgment. Depending on the value of the initial and continuing payment commitment by the buyer, we may align our revenue recognition and release of project assets to cost of sales with the receipt of payment from the buyer for sales arrangements accounted for under ASC 606.

Revenue by Category:

	For the three months ended	For the six months ended	For the three months ended	For the six months ended
	June 30, 2021	June 30, 2021	June 30, 2020	June 30, 2020
Product Sales	$898,053	$1,861,812	$556,145	$670,260
Service revenue/other	16,439	28,705	3,706	67,516
Net revenue	$914,492	$1,890,517	$559,851	$737,776

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

The carrying amount of the Company's financial instruments approximates their fair value as of June 30, 2021, due to the short-term nature of these instruments.

Tax Loss Carryforwards

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Reclassifications

Certain figures in the prior year financial statements have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Guidance

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”). This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. The updated guidance, which became effective for fiscal years beginning after December 15, 2020, did not have a material impact on the Company’s condensed financial statements.

Recent Accounting Guidance Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU-2016-13”). ASU 2016-13 affects loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. ASU 2016-13 is effective for the fiscal year beginning after December 15, 2022, including interim periods within that fiscal year. The Company is currently evaluating the impact of the new guidance on its condensed financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying condensed financial statements.

NOTE 3 – LONG TERM DEBT

The Company’s long-term debt consisted of the following at June 30, 2021 and December 31, 2020:

Long Term Debt	June 2021	December 2020
PPP Loan	397,500	198,750
Operating lease payable	138,788	225,054
Notes Payable – ICT (related party)	709,737	926,768
Total Debt	1,246,025	1,350,572
Less: Current Portion (operating lease payable)	(138,788)	(181,199)
Total Long-Term Debt	1,107,237	1,169,373

PPP Loan

On April 27, 2020, we received a first draw loan in the amount of $198,750 pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act, and on March 26, 2021, we received a second draw loan from Axiom Bank, N.A., headquartered in Central Florida, in the amount of $198,750 pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The total aggregate amount of PPP Loans we received by June 30, 2021 was $397,500. Under the terms of the PPP, PPP loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. We intend to use the loan proceeds for purposes consistent with the PPP and anticipates that a majority of the loan amount will be forgiven, but no assurance can be given that we will not take actions that could cause us to be ineligible for forgiveness of some portion of the loan. The unforgiven portion of the loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.

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

As of June 30, 2021 and December 31, 2020, the unpaid principal amount of the Notes was $709,737 and $926,768, respectively.

Operating Lease Liability

We are leasing our manufacturing facility from the landlord with monthly payments and recording those expenses as rent expense. On January 1, 2020, we entered into a lease agreement for 18,000 square feet of manufacturing space on a month-to-month basis at a cost of $14,377 per month. Our facility is currently equipped with three of our latest advanced laser cleaning demonstration models. It has a materials stock room, ramp and high dock in the warehouse with loading and moving equipment. It also has a machine shop, electronic assembly and equipment assembly area.

We adopted ASU 2016-02 effective as of January 1, 2020, utilizing the cumulative-effect adjustment transition method of adoption, which resulted in the recognition on our balance sheet as of December 31, 2020, of $196,299 of right-of-use assets for operating leases and $225,055 of operating lease liability.

The original expiration date of our facility operating lease is November 1, 2021. However, due to the impact of COVID 19, we reached an agreement with the landlord to defer two monthly payments to the end of the lease. Those lease liabilities were booked as deferred lease payments and are included in the current operating lease liability.

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Operating lease cost	$43,133	$86,265
Short term lease cost	-	-
Total net lease cost	$43,133	$86,265

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Operating lease cost	$43,133	$86,265
Short term lease cost	-	-
Total net lease cost	$43,133	$86,265

Supplemental cash flow and other information related to leases was as follows:

Six Months Ended
June 30, 2021

Cash paid for amounts included in the measurement of lease liabilities:

Operating lease payments	86,266

Weighted average remaining lease term (in years):	0.42

NOTE 4 – STOCKHOLDERS' DEFICIT

Common Stock

As of December 31, 2020 and June 30, 2021 we had 29,270,502 shares of common stock outstanding and 100,000,000 shares of common stock authorized. Holders of shares of common stock have the right to cast one vote for each share of common stock in their name on the books of our company, whether represented in person or by proxy, on all matters submitted to a vote of holders of common stock, including election of directors. There is no right to cumulative voting in election of directors. Except where a greater requirement is provided by statute, by our certificate of incorporation, or by our bylaws, the presence, in person or by proxy duly authorized, of the one or more holders of a majority of the outstanding shares of our common stock constitutes a quorum for the transaction of business. The vote by the holders of a majority of outstanding shares is required to effect certain fundamental corporate changes such as liquidation, merger, or amendment of our certificate of incorporation.

There are no restrictions in our certificate of incorporation or bylaws that prevent us from declaring dividends. We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Holders of shares of our common stock are not entitled to preemptive or subscription or conversion rights, and no redemption or sinking fund provisions are applicable to our common stock. All outstanding shares of common stock are fully paid and non-assessable.

Preferred Stock

Our Board of Directors also has the authority to designate the rights and preferences, including but not limited to the voting rights, redemption rights, conversion rights and right to payment of dividends, of our preferred stock. Under our certificate of incorporation, we have 10,000,000 authorized shares of “blank check” preferred. No such shares have been issued to date.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company has committed to ICT Investments to sublease 18,000 square feet of manufacturing space with the monthly cost of $14,377 per month. The sub-lease commitment expires on October 20, 2021.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2021 (unaudited) compared to December 31, 2020:

	June 30, 2021	December 31, 2020	Increase / (Decrease)
Current Assets	$3,435,710	$3,255,136	$180,574
Current Liabilities	$604,844	$1,028,748	$(423,904)
Working Capital	$2,830,866	$2,226,388	$604,478

At June 30, 2021, we had a working capital of $2,830,866 as compared to working capital of $2,226,388 at December 31, 2020, an increase in working capital of $604,478. The increase is primarily attributable to an increase in accounts receivable, and a decrease in deferred revenue.

Net Cash

Net cash provided by (used in) operating activities for the six months ended June 30, 2021 and 2020, was $200,783 and $(223,169), respectively. This change is primarily attributable to the net income for the current period, amortization of the right-of-use asset of $86,266, and the change in deferred income of $(338,801). The net income (loss) for the six months ended June 30, 2021 and 2020 was $506,234 and $(17,022), respectively.

Net cash used in investing activities for the six months ended June 30, 2021 and 2020 was $5,745 and $11,320, respectively. This change is attributable to the cash used to purchase property and equipment, and intangible assets.

Net cash provided by (used in) financing activities for the six months ended June 30, 2021 and 2020 was $(18,281) and $536,207, respectively. During the six months ended June 30, 2020, the Company was predominantly financed by related party loans of $334,457 and PPP loan proceeds of $198,750 to fund operations. During the six months ended June 30, 2021, the Company received additional PPP loan proceeds of $198,750 to fund operations and repaid related party loans by $217,031.

Summary of Statements of Operations for the Three Months Ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Net revenue	$914,492	$559,851
Cost of goods sold	$163,755	$212,835
Gross margin	$750,737	$347,016
Operating Expenses	$410,334	$208,912
Income from operations	$340,403	$138,104
Net income	$324,191	$138,104
Earnings per share – basic and diluted	$0.01	$0.04

Revenue

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

Revenue was $914,492 for the three months ended June 30, 2021, as compared to $559,851 for the comparable three months ended June 30, 2020, an increase of $354,641. The increase in revenue is primarily due to an increase of sales of our roughing high power 2000CTH model unit in the first quarter of 2021 and increased industry recognition and approval of laser blasting compared to sandblasting and abrasives blasting.

Cost of goods sold

Our cost of goods sold includes the cost of raw materials and components for manufacturing laser systems, OEM laser modules, consists of different electronic and optical components such as optical generators, scan heads, tempered glass, protective back sheet, semiconductor laser cells, connector assemblies and wires, edge seal and adhesives, junction boxes, and other items, such as raw aluminum and aluminum extrusions, steel for tilt brackets and frames. Our cost of goods sold does not includes direct labor for the manufacturing and manufacturing overhead such as engineering, equipment maintenance, quality and production control, and procurement costs. Cost of goods sold does not includes depreciation of manufacturing plant and equipment and facility-related expenses. In addition, we accrue estimated warranty costs, as applicable, to our cost of sales.

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

For the three months ended June 30, 2021, we recognized cost of goods sold of $163,755 as compared to $212,835 for the three-month period ended June 30, 2020. The decrease in cost of goods sold is primarily due to an increase of sales volume, leading to the increase of the Cost of Goods Sold.

Gross margin

Gross profit is affected by numerous factors, including our module average selling prices, foreign exchange rates, the existence and effectiveness of subsidies and other economic incentives, competitive pressures, market demand, market mix, our manufacturing costs, product development costs, the effective utilization of our production facilities, and the ramp-up of production on new products.

For the three months ending June 30, 2021 and 2020, we recorded gross profit of $750,757 and $347,016, respectively. The increase in gross profit was due to the increased revenue generated coupled with the decline in cost of goods sold noted above.

Operating Expenses

For the three months ending June 30, 2021 and 2020, we recorded operating expenses of $410,334 and $208,912 respectively. The increase of $201,422 in operating expenses is mainly related to selling and marking expenses, payroll-related costs and depreciation. Our operating expenses consisted primarily of payroll-related costs, insurance premiums and fees, allocated facilities costs, and outside legal and professional fees. The following table summarizes the significant changes in operating expenses for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Operating Expenses:
Payroll Expenses	160,325	74,429
Rent Expense	43,133	43,191
Depreciation Expense	39,930	6,602
Selling/Marketing/Trade Shows	119,150	29,627
G&A Expense-Other	47,796	55,063

We expect selling expenses to increase in the near term to support the planned growth of our business as we expand our sales and marketing efforts. Over time, we expect selling, general and administrative expense to decline as a percentage of net sales as our net sales increase.

Income from Operations

Income from operations for the three months ended June 30, 2021 was $340,403 as compared to $138,104 for the three months ended June 30, 2020. The increase in the income from operations is primarily due to the increased gross margin offset by the noted increases in operating expenses.

Other Income (Expense)

Other income for the three months ended June 30, 2021 includes interest expense. The increase over the comparative three-month period is mainly due to the net increase in loans from ICT Investments.

Net Income

Net income for the three months ended June 30, 2021, was $324,191, or earnings per share of $0.01, as compared to net income of $138,104, or earnings per share of $0.04, for the three months ended June 30, 2020.

Summary of Statements of Operations for the Six Months Ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Net revenue	$1,890,517	$737,776
Cost of goods sold	$515,792	$269,629
Gross margin	$1,374,725	$468,147
Operating Expenses	$835,970	$485,169
Income (loss) from operations	$538,755	$(17,022)
Net income (loss)	$506,234	$(17,022)
Earnings (loss) per share – basic and diluted	$0.02	$(0.01)

Revenue

Revenue was $1,890,517 for the six months ended June 30, 2021, as compared to $737,776 for the comparable six months ended June 30, 2020, an increase of $1,535,876. The increase is primarily due to increased industry recognition and approval of laser blasting compared to sandblasting and abrasives blasting.

Cost of goods sold

For the six months ended June 30, 2021, we recognized cost of goods sold of $515,792 as compared to $269,629 for the six-month period ended June 30, 2020. The increase in cost of goods sold is primarily due to due to increase of sales volume, leading to the increase of the Cost of Goods Sold.

Gross margin

Gross profit is affected by numerous factors, including our module average selling prices, foreign exchange rates, the existence and effectiveness of subsidies and other economic incentives, competitive pressures, market demand, market mix, our manufacturing costs, product development costs, the effective utilization of our production facilities, and the ramp-up of production on new products.

For the six months ending June 30, 2021 and 2020, we recorded gross profit of $1,374,725 and $468,147, respectively. The increase in gross profit was due to the increased revenue generated coupled with the relative decline in cost of goods sold noted above.

Operating Expenses

For the six months ending June 30, 2021 and 2020, we recorded operating expenses of $835,970 and $485,169 respectively. The increase of $350,801 in operating expenses is mainly related to selling and marking expenses, payroll-related costs, professional fees and depreciation. Our operating expenses consisted primarily of payroll-related costs, insurance premiums and fees, allocated facilities costs, and outside legal and professional fees.

The following table summarizes the significant changes in operating expenses for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Operating Expenses:
Payroll Expenses	341,995	200,376
Rent Expense	86,266	86,352
Depreciation Expense	79,859	13,205
Selling/Marketing/Trade Shows	192,286	98,262
Professional Fees	86,611	28,823
G&A Expense-Other	48,953	58,151

We expect selling expenses to increase in the near term to support the planned growth of our business as we expand our sales and marketing efforts. Over time, we expect selling, general and administrative expense to decline as a percentage of net sales as our net sales increase.

Income (loss) from operations

Income (loss) from operations for the six months ended June 30, 2021 was $538,755 as compared to $(17,022) for the six months ended June 30, 2020. The increase in the income from operations is primarily due to the increased gross margin offset by the noted increases in operating expenses.

Other Income (Expense)

Other income for the six months ended June 30, 2021 includes interest expense. The increase over the comparative six-month period is mainly due to the net increase in loans from ICT Investments.

Net Income (Loss)

Net income (loss) for the six months ended June 30, 2021, was $506,234, or earnings per share of $0.02, as compared to net loss of $(17,022), or loss per share of $(0.01), for the six months ended June 30, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1).

Item 4. Controls and Procedures Limitations on Effectiveness of Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact there are resource constraints and management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three and six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer and Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Executive Officer and Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

*	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASER PHOTONICS CORPORATION

Date: August 16, 2021	By:	/s/ Wayne Tupuola
	Name:	Wayne Tupuola
	Title:	President
(Principal Executive and Financial Officer)

