Form 10-Q
period 2021-09-30
Laser Photonics Corp
filed 2021-11-19
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

As of November 9, 2021, there were 29,270,502 shares outstanding of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

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

- ii -

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Laser Photonics Corporation

September 30, 2021

Laser Photonics Corporation

Condensed Balance Sheets

	September 30, 2021	December 31, 2020
Assets
Current Assets
Cash	$595,390	$326,713
Accounts receivable, net	1,289,958	756,096
Inventory	1,942,433	2,172,327
Total Current Assets	3,827,781	3,255,136

Property and equipment, net	738,907	849,027

Intangible assets	3,011,145	3,184,280

Operating lease right of use asset	14,377	196,299

Total Assets	$7,592,210	$7,484,742

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$15,385	$55,756
Sales tax payable	9,807	12,665
Current portion of operating lease payable	14,377	181,199
Deferred revenue	650,344	779,128
Total Current Liabilities	689,193	1,028,748

Non-current Liabilities
Loan payable – ICT Investments	675,199	926,768
PPP loans payable	397,500	198,750
Operating lease payable	-	43,855
Total Non-current Liabilities	1,072,689	1,169,373

Total Liabilities	1,761,891	2,198,121

Commitments and contingencies (Note 5)

Stockholders’ Equity
Common stock par value $0.01: 100,000,000 shares authorized; 29,270,502 issued and outstanding as of September 30, 2021 and December 31, 2020	292,705	292,705
Additional paid in capital	4,998,911	4,998,911
Retained earnings (deficit)	538,702	(4,995)
Total Stockholders’ Equity	5,830,318	5,286,621

Total Liabilities and Stockholders’ Equity	$7,592,210	$7,484,742

The accompanying notes are an integral part of these condensed financial statements.

Laser Photonics Corporation

Condensed Statements of Comprehensive Income (Loss) (Unaudited)

	For the three months ended	For the nine months ended	For the three months ended	For the nine months ended
	September 30, 2021	September 30, 2021	September30, 2020	September30, 2020
Net revenue	$1,098,591	$2,989,108	$607,687	$1,345,463
Cost of goods sold	324,462	840,254	261,063	532,610
Gross margin	774,129	2,148,854	346,623	812,853

Operating expenses

General and administrative	637,155	1,590,544	320,383	807,499
Total operating expenses	637,155	1,590,544	320,383	807,499

Income (loss) from operations	136,974	558,310	26,240	5,354
Other income (expense):
Gain on termination of lease	28,755	28,755
Interest expense	(10,847)	(43,300)	5,907	5,907
Total other income (expense)	17,908	(15,545)	5,907	5,907

Income (loss) before income tax provision	154,882	543,765	20,333	(553)

Income tax provision	-	68	-	-

Net income (loss)	$154,882	$543,697	$20,233	$(553)

Per-share data
Basic and diluted income (loss) per share	$0.01	$0.02	$0.01	$(0.00)

Weighted average number of common shares outstanding	29,270,502	29,270,502	3,561,316	3,370,805

The accompanying notes are an integral part of these condensed financial statements.

Laser Photonics Corporation

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2021 (Restated)  and 2020 (Restated) (Unaudited)

	Common Stock		Additional Paid In	Accumulated Equity	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance, January 1, 2020	2,661,316	$26,613	$478,893	$(15,636)	$489,870

Shares issued to acquire fixed assets	900,000	9,000	149,456		158,456

Net loss for the three months ended March 31, 2020	-	-	-	(155,126)	(155,126)

Balance, March 31, 2020	3,561,316	$35,613	$628,349	$(170,762)	$493,200

Net income for the three months ended June 30, 2020	-	-	-	138,104	138,104

Balance, June 30, 2020	3,561,316	$35,613	$628,349	$(32,658)	$631,304

Net income for the three months ended September 30, 2020				20,333	20,333

Balance September 30, 2020	3,561,316	$35,613	$628,349	$(12,325)	$610,971

Balance, January 1, 2021	29,270,502	$292,705	$4,998,911	$(4,995)	$5,286,621

Net income for the three months ended March 31, 2021	-	-	-	123,333	123,333

Balance, March 31, 2021	29,270,502	$292,705	$4,998,911	$118,338	$5,409,954

Net income for the three months ended June 30, 2021	-	-	-	265,482	265,482

Balance, June 30, 2021	29,270,502	$292,705	$4,998,911	$383,820	$5,675,436

Net income for the three months ended September 30, 2021				154,882	154,882
Balance September 30, 2021	29,270,502	$292,705	$4,998,911	$538,702	$5,830,318

The accompanying notes are an integral part of these condensed financial statements.

Laser Photonics Corporation

Condensed Statements of Cash Flows (Unaudited)

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$543,697	$(553)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	295,290	19,807
Non-cash lease expense - right-of-use asset	181,922	-
Gain on lease termination	28,755
Bad debt expense	139,410
Changes in operating assets and liabilities:
Accounts receivable	(673,272)	(878,825)
Inventory	229,894	(334,049)
Deferred revenue	(128,784)	962,590
Accounts payable and sales tax payable	(43,949)	9,863
Operating lease liability	(239,432)	(28,755)
Net Cash Provided By (Used In) Operating Activities	334,161	(223,169)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash outlay for fixed assets	(9,669)	(27,110)
Cash outlay for intangible assets		(2,970)
Net Cash Used In Investing Activities	(9,669)	(30,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from PPP loans	198,750	198,750
Proceeds from (repayment of) loan payable – related party	(251,569)	304,267
Net Cash (Used In) Provided by Financing Activities	(52,819)	503,017

Net Change in Cash	268,677	280,525
Cash - Beginning of period	326,713	-
Cash - End of period	$595,390	$280,525

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	$68	$-
Interest	$43,300	$5,907

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Recognition of right-of-use asset and lease liability	$-	$282,565
Purchase of fixed assets with common stock	$-	$158,456

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

Basis of Presentation

The Company’s condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or any other interim period or for any other future year. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2020, included elsewhere in this prospectus. The balance sheet as of December 31, 2020 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

As of September 30, 2021, and December 31, 2020, the Company had $595,390 and $326,713, respectively of cash and had no cash equivalents.

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

At September 30, 2021 (unaudited) and December 31, 2020, respectively, our inventory consisted of the following:

	September 30, 2021	December 31, 2020
Inventory
Equipment Parts Inventory	706,230	690,069
Finished Goods Inventory	95,603	181,453
Sales Demo Inventory	1,074,240	1,281,564
Work in process Inventory	66,630	19,241
Total Inventory	1,942,433	2,172,327

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

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated useful lives for significant property and equipment categories are as follows:

Category	Economic Useful Life
Office furniture and fixtures	3-5 years
Machinery and equipment	5-7 years

	September 30, 2021	December 31, 2020
Fixed Assets:
Machinery & Equipment	797,695	794,945)
Office and Computer Equipment	8,420	8,420
Office Furniture	31,029	31,029
R&D Equipment	31,053	31,053
Vehicles	9,989	9,989
Accumulated Depreciation	(146,199)	(26,409
Total	738,908	849,027

For the three and nine months ended September 30, 2021, we recorded $39,930 and $119,789, respectively, of depreciation expense. For the three and nine months ended September 30, 2020, we recorded $6,602 and $13,205, respectively, of depreciation expense.

Intangible Assets

Intangible assets consist primarily of capitalized equipment design documentation, acquired customer relationships, and software costs including MRP/ERP, inventory management, and engineering design applications. The equipment design documentation development costs are recorded in accordance with Accounting Standards Codification (“ASC”) No. 985-20, “Costs of Software to Be Sold, Leased, or Marketed,” with costs to be amortized on a product-by-product basis based on the greater of the amounts computed using the following (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product and (b) the straight-line method over the remaining estimated economic life of the product. Software costs are amortized using the straight-line method in accordance with ASC 350-40. “Internal-Use Software.” The acquired customer relationship intangible asset will be amortized using the straight-line method over the estimated useful life based on the pattern in which the expected benefits will be consumed. The Company’s intangible assets were placed in service on January 1, 2021. The carrying values have been revised to reflect current period amortization, resulting in an increase in expenses and decrease in net income of $58,709 and $176,130, respectively, for the three and nine months ended September 30, 2021, and a decrease in earnings per share of $0.01 for the nine months ended September30, 2021. On an ongoing basis, management reviews the valuation of intangible assets to determine if there has been impairment by comparing the related assets’ carrying value to the undiscounted estimated future cash flows and/or operating income from related operations.

Intangible Assets:	Useful Life	September 30, 2021	December 31, 2020
Customer Relationships	8 years	191,219	211,000
Equipment Design Documentation	15 years	2,541,520	2,675,000
Operational Software & Website	10 years	276,678	298,280
Total Intangible Assets, net		3,011,145	3,184,280

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

Sales Tax Liability

Sales tax liability is created when Company sells equipment and services to another entity located in the State of Florida. Currently the sales tax rate in the Company’s County place of business is 6.5%. As of September 30, 2021, our sales tax liability was $9,087 compared to $12,665 at December 31, 2020.

Deferred Revenue

The Company requires deposits on most sales orders. These deposits are recorded as deferred revenue until such time as the revenue recognition criteria for that project are order is completed. As of September 30, 2021, our deferred revenue was $650,344 in comparison to $779,128 at December 31, 2020.

Net Income Loss per Share

Basic income (loss) per share is calculated by dividing the income or loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted income or loss per share is computed by dividing the income or loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. At September 30, 2021 and December 31, 2020, there were no potentially dilutive shares.

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

Revenue by Category:

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
Product Sales	$1,075,494	$2,936,306	$588,902	$1,259,162
Service revenue/other	23,097	52,802	18,785	86,301
Net revenue	$1,098,591	$2,989,108	$607,687	$1,345,463

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

The carrying amount of the Company’s financial instruments approximates their fair value as of September 30, 2021, due to the short-term nature of these instruments.

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

NOTE 3 – LONG TERM DEBT

The Company’s long-term debt consisted of the following at September 30, 2021 and December 31, 2020:

Long Term Debt	September 30, 2021	December 31 2020
PPP Loan	397,500	198,750
Operating lease payable	14,377	225,054
Notes Payable – ICT (related party)	675,199	926,768
Total Debt	1,087,076	1,350,572
Less: Current Portion (operating lease payable)	(14,377)	(181,199)
Total Long-Term Debt	1,072,699	1,169,373

PPP Loan

On April 27, 2020, we received a first draw loan in the amount of $198,750 pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act, and on March 26, 2021, we received a second draw loan from Axiom Bank, N.A., headquartered in Central Florida, in the amount of $198,750 pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The total aggregate amount of PPP Loans we received by September 30, 2021 was $397,500. Under the terms of the PPP, PPP loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. We intend to use the loan proceeds for purposes consistent with the PPP and anticipates that a majority of the loan amount will be forgiven, but no assurance can be given that we will not take actions that could cause us to be ineligible for forgiveness of some portion of the loan. The unforgiven portion of the loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.

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

As of September 30, 2021, and December 31, 2020, the unpaid principal amount of the Notes was $675,199 and $926,768, respectively.

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

The components of lease expense were as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Operating lease cost	$43,133	$129,399
Short term lease cost	-	-
Total net lease cost	$43,133	$129,399

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operating lease cost	$43,133	$129,399
Short term lease cost	-	-
Total net lease cost	$43,133	$129,399

Supplemental cash flow and other information related to leases was as follows:

Nine Months Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:

Operating lease payments	135,900

Weighted average remaining lease term (in years):	0.17

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

As of December 31, 2020 and September 30, 2021 we had 29,270,502 shares of common stock outstanding and 100,000,000 shares of common stock authorized. Holders of shares of common stock have the right to cast one vote for each share of common stock in their name on the books of our company, whether represented in person or by proxy, on all matters submitted to a vote of holders of common stock, including election of directors. There is no right to cumulative voting in election of directors. Except where a greater requirement is provided by statute, by our certificate of incorporation, or by our bylaws, the presence, in person or by proxy duly authorized, of the one or more holders of a majority of the outstanding shares of our common stock constitutes a quorum for the transaction of business. The vote by the holders of a majority of outstanding shares is required to effect certain fundamental corporate changes such as liquidation, merger, or amendment of our certificate of incorporation.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company has committed to ICT Investments to sublease 18,000 square feet of manufacturing space with the monthly cost of $14,377 per month. The sub-lease commitment expires on October 20, 2021. In October the sublease was extended for 3 more years terminating on October 31,2024.

NOTE 6 – SUBSEQUENT EVENTS

In October 2021, the Company fully repaid the first promissory note issued to ICT.

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events other than describe above that have occurred that would require adjustments to our disclosures in the financial statements.

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

Results of Operations

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2021 (unaudited) compared to December 31, 2020:

	September 30, 2021	December 31, 2020	Increase / (Decrease)
Current Assets	$3,827,781	$3,255,136	$573,145
Current Liabilities	$689,913	$1,028,748	$(338,835)
Working Capital	$3,138,588	$2,226,388	$911,980

At September 30, 2021, we had a working capital of $3,138,588 as compared to working capital of $2,226,388 at December 31, 2020, an increase in working capital of $911,980. The increase is primarily attributable to an increase in accounts receivable, and a decrease in deferred revenue and current portion of operating lease payable..

Net Cash

Net cash provided by (used in) operating activities for the nine months ended September 30, 2021 and 2020, was $331,365 and $(223,169), respectively. This change is primarily attributable to the net income of 543,697 for the current period compared to a net loss of $(543) for the comparable period in 2020

Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 was $9,669 and $30,080, respectively. This change is attributable to the cash used to purchase property and equipment, and intangible assets.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2021 and 2020 was $(52,819) and $503,017, respectively. During the nine months ended September 30, 2020, the Company was predominantly financed by related party loans of $334,457 and PPP loan proceeds of $198,750 to fund operations. During the nine months ended September 30, 2021, the Company received additional PPP loan proceeds of $198,750 to fund operations and repaid related party loans by $251,569.

Summary of Statements of Operations for the Three Months Ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Net revenue	$1,098,591	$607,687
Cost of goods sold	$342,462	$264,577
Gross margin	$774,129	$343,110
Operating Expenses	$637,155	$320,734
Income from operations	$136,974	$22,376
Net income	$154,882	$5,907
Earnings per share – basic and diluted	$0.01	$0.00

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

Revenue was $1,098,591 for the three months ended September 30, 2021, as compared to $607,687 for the comparable three months ended September 30, 2020, an increase of $354,641. The increase in revenue is primarily due to an increase of sales of our roughing high power 2000CTH model unit in the first quarter of 2021 and increased industry recognition and approval of laser blasting compared to sandblasting and abrasives blasting.

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

For the three months ended September 30, 2021, we recognized cost of goods sold of $324,462 as compared to $264,577 for the three-month period ended September 30, 2020. The increase in cost of goods sold is primarily due to an increase of sales volume,..

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

For the three months ending September 30, 2021 and 2020, we recorded gross profit of $774,129 and $343,110, respectively. The increase in gross profit was due to the increased revenue generated coupled with the decline in cost of goods sold noted above.

Operating Expenses

For the three months ending September 30, 2021 and 2020, we recorded operating expenses of $637,155 and $320,734 respectively. The increase of $201,422 in operating expenses is mainly related to selling and marking expenses, payroll-related costs and depreciation. Our operating expenses consisted primarily of payroll-related costs, insurance premiums and fees, allocated facilities costs, and outside legal and professional fees. The following table summarizes the significant changes in operating expenses for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Operating Expenses:
Payroll Expenses	192,589	170,570
Rent Expense	43,133	43,046
Depreciation and Amortization Expense	98,640	6,602
Selling/Marketing/Trade Shows	93,279	48,607
G&A Expense-Other	209,515	51,650

We expect selling expenses to increase in the near term to support the planned growth of our business as we expand our sales and marketing efforts. Over time, we expect selling, general and administrative expense to decline as a percentage of net sales as our net sales increase.

Income from Operations

Income from operations for the three months ended September 30, 2021 was $136,974 as compared to $22,376 for the three months ended September 30, 2020. The increase in the income from operations is primarily due to the increased gross margin offset by the noted increases in operating expenses.

Other Income (Expense)

Other income for the three months ended September 30, 2021, includes interest expense of $10,847 and a one-time gain from the termination of a lease 28,755. For the three months ended September 30, 2020, other expense included interest expense of $5,907 The increase interest expense over the comparative three-month period is due to the net increase in loans from ICT Investments.

Net Income

Net income for the three months ended September 30, 2021, was $154,882, or earnings per share of $0.01, as compared to net income of $16,469, or earnings per share of $0.00, for the three months ended September 30, 2020.

Summary of Statements of Operations for the Nine Months Ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Net revenue	$2,989,108	$1,345,463
Cost of goods sold	$840,254	$534,206
Gross margin	$2,148,854	$811,257
Operating Expenses	$1,590,544	$805,903
Income (loss) from operations	$558,310	$5,354)
Net income (loss)	$543,765	$(553)
Earnings (loss) per share – basic and diluted	$0.02	$(0.00)

Revenue

Revenue was $2,989,108 for the nine months ended September 30, 2021, as compared to $1345,463 for the comparable nine months ended September 30, 2020, an increase of $1,345,463. The increase is primarily due to increased industry recognition and approval of laser blasting compared to sandblasting and abrasives blasting.

Cost of goods sold

For the nine months ended September 30, 2021, we recognized cost of goods sold of $840,254 as compared to $534,206 for the nine-month period ended September 30, 2020. The increase in cost of goods sold is primarily due to due to increase of sales volume, leading to the increase of the Cost of Goods Sold.

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

For the nine months ended September 30, 2021 and 2020, we recorded gross profit of $2,148,854 and $811,257, respectively. The increase in gross profit was due to the increased revenue generated coupled with the relative decline in cost of goods sold noted above.

Operating Expenses

For the nine months ending September 30, 2021 and 2020, we recorded operating expenses of $1,590,544 and $805,903 respectively. The increase of $784,461 in operating expenses is mainly related to selling and marking expenses, payroll-related costs, professional fees and depreciation. Our operating expenses consisted primarily of payroll-related costs, insurance premiums and fees, allocated facilities costs, and outside legal and professional fees.

The following table summarizes the significant changes in operating expenses for the Nine months ended 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Operating Expenses:
Payroll Expenses	534,921	370,946
Rent Expense	129,398	129,398
Depreciation and Amortization Expense	295,919	19,807
Selling/Marketing/Trade Shows	285,565	147,829
Professional Fees	110,454	44,323
G&A Expense-Other	234,624	93,601

We expect selling expenses to increase in the near term to support the planned growth of our business as we expand our sales and marketing efforts. Over time, we expect selling, general and administrative expense to decline as a percentage of net sales as our net sales increase.

Income) from operations

Income from operations for the nine months ended September 30, 2021 was $538,310 as compared to $5,354 for the nine months ended September 30, 2020. The increase in the income from operations is primarily due to the increased gross margin offset by the noted increases in operating expenses.

Other Income (Expense)

Other income for the nine months ended Sept 30, 2021 consists of a one-time gain from the termination of a lease of $28,755 and interest expense of $43,300. Other expense for the nine months ended September 30, 2020 consists of interest expense of $5,907 The increase interest expense for the nine months ended September 30, 2021 over the comparative nine-month period is mainly due to the net increase in loans from ICT Investments.

Net Income (Loss)

Net income (loss) for the nine months ended September 30, 2021, was $543,833, or earnings per share of $0.02, as compared to net loss of $(553), or loss per share of $(0.00), for the nine months ended September 30, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three and nine months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LASER PHOTONICS CORPORATION

Date: November __, 2021	By:	/s/ Wayne Tupuola
	Name:	Wayne Tupuola
	Title:	President
(Principal Executive and Financial Officer)

