Form 10-K
period 2021-12-31
Laser Photonics Corp
filed 2022-04-01
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

 __________________________________________________________________

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, $0.001 PAR VALUE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes☐    No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐    No ☒.

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming executive officers, directors and our largest shareholder whose daughter serves on the Board of Directors are affiliates) was approximately $0.001 as of December 31, 2021, computed on the basis of the closing price on such date.

As of March 15, 2022, there were 4,878,417 shares of the registrant's Common Stock outstanding.

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

1

PART I

ITEM 1. BUSINESS

OVERVIEW

We are pioneering a new generation of laser blasting technologies focused on disrupting the sandblasting and abrasives blasting markets. We offer a full portfolio of integrated laser blasting solutions for corrosion control, rust removal, de-coating, pre and post-welding, laser cleaning and surface conditioning. Our solutions span use cases throughout product lifecycles, from product fabrication to maintenance and repair, as well as aftermarket operations. Our laser blasting solutions are applicable in every industry dealing with materials processing, including automotive, aerospace, healthcare, consumer products, shipbuilding, aerospace, heavy industry, machine manufacturing, nuclear maintenance and de-commissioning and surface coating.

We believe that our laser cleaning technology, which we refer to as Laser Blasting™, is one of the most exciting and transformational innovations of our time. It has the capacity to change the way society combats corrosion, nuclear contamination (transmutation), material surface preparation, rust removal, equipment and engine maintenance and repair, as well as myriad number of other industrial processes, currently employing unhealthy, dangerous, and environmentally hazardous old technologies. Our mission is to make laser blasting accessible to operation personnel in every industry involved in any type of material treatment. In doing so, we believe we will empower businesses to adopt radical new approach to design, produce, maintain and repair equipment utilizing cleaner, safer, energy efficient and more cost-effective laser-based technologies to outcompete and outperform competitors using obsolete 19th century technologies. With our state-of-the-art technology, small service companies working in high-growth industries can achieve superior financial results that will propel future global economic growth.

At this moment, “do no harm” corporate social responsibility initiatives have combined with legislative and social initiatives to safeguard the health of workers, while protecting the environment, and lowering carbon emissions. In the case of the world’s largest single market for industrial laser cleaning—the United States—legislative and regulatory crackdown on the use of abrasives blasting, coupled with official government policy requiring government agencies to Buy American products whenever possible are barriers to entry for most companies trying to compete in the industrial laser cleaning equipment market.

By introducing our cleaner, safer, energy efficient, and more cost-effective laser-based technologies to replace antiquated hazard-prone abrasives blasting methods--sandblasting, abrasive blasting, grinding, chemical etching and the use of toxic chemical solvents-- we believe that we are positioned with the right technology, at the right time, and in the right place to provide the solution that will disrupt the abrasives blasting industry.

In contrast to abrasive cleaning, laser cleaning is a non-contact and non-abrasive process to remove contaminants or impurities on the surface of metals by physically removing the upper layer of the substrate using laser irradiation and where a desired depth can be achieved with a high degree of accuracy and throughput. We expect to introduce the new laser-based transmutation process into maintenance and decommissioning of nuclear facilities, as studies have shown that metal surfaces in those facilities have been exposed to radiation and that the radioactivity is primarily located in the oxide layer. Accordingly, we propose to develop the decontamination of metallic surfaces by laser ablation which consists of ejecting surface contamination using high energy pulses and trapping ablated matter (the impurities removed from the metal’s surface) in a filter to avoid its release into the environment. We believe that laser cleaning has many advantages over abrasive cleaning methods such as the minimization of secondary waste, the absence of effluents and the reduction of the exposure of workers to toxic waste through automation of the cleaning process.

Our potential to capitalize on this significant opportunity set is rooted in our deep experience in, and our commitment to, research and development. Our engineering efforts are led by a team of world-renowned experts in advanced manufacturing, material science and engineering. Our in-house R&D team is led by Igor Vodopiyanov, a PhD particle physicist who served as a lead subject matter expert at the CERN Large Hadron Collider, and who managed the Hadron Calorimeter Calibration and Condition Group of the CMS Collaboration, members of the particle physics community from across the globe in a quest to advance humanity’s knowledge of the very basic laws of our Universe.

Our announced laser blasting solutions are as follows:

Handheld Laser Blasting™: We offer the widest line of Class IV handheld laser blasting equipment in the world, from 20W (watt) to 3000W system, including the world’s most powerful production Laser Blaster™ on the market—the Jobsite 2000—to the even more powerful JobSite 3000 which debuts at Aviation Week’s MRO Americas 21 trade show at the end of April 2021. We have under development our most powerful laser blasting equipment, our 4000W handheld system.

Laser Blasting Cabinet: This affordable and safe solution is configured as a fully enclosed Class 1 workspace, designed to replace sandblasting enclosures, along with their noise, dust, media storage, replenishment and clean-up requirements. The Blasting Cabinet is ideal for companies of any size that use abrasive blasting or chemical baths to clean parts or prepare materials.

Class I Laser Blasting Systems: Our Mega Center and Titan lines of Class I Laser Blasting Systems are designed with mass production in mind. These production line-capable systems are designed with automation control and automated materials-loading capabilities to allow for maximum throughput on assembly lines for high production/high precision environments.

Robotic Laser Blasting Cells with AI: Robots are intended to lighten the workload for us humans. We achieve this with user programmable AI (UPAI) driving our C-Robots. Line workers can quickly and easily program these precision robots to complete complex and repetitive tasks in high throughput production environments.

We initiated our sales effort in December 2019. By December 31, 2020 we had gross sales of $3,244,186. We sell our products globally to end users, and principally to Fortune 1000 companies, as well as to agencies of the U.S. Government. Since December 31, 2020 we have received purchase orders totaling over $2 million dollars to provide laser cleaning equipment to three branches of the U.S. military, as well as to two leading national laboratories working on nuclear energy research.

Our vertically integrated operations allow us to reduce development and advanced laser equipment manufacturing time, offer better prices, control quality and protect our proprietary knowhow and technology compared to other laser cleaning companies and companies with competing technologies.

We market our products globally through our direct sales force located in the United States and a few sales representatives located in Europe, Japan and South Asia.

We have an exclusive license agreement with ICT Investments. Under the terms of the exclusive license agreement we have a perpetual, worldwide, exclusive license to sell the Laser Photonics™ branded equipment for laser cleaning and rust removal. Through our affiliation with ICT, its portfolio companies and their customers, we have instant access to more than 1,500 high profile Fortune 5000 customer prospects as well as recognition as a global leader in manufacturing premium laser equipment. In addition, through the expertise and reputation of our officers, Board members and advisors, we have the foundation of our technologically advanced, disruptive laser systems specifically suited for most material processes with specific cleaning requirements and challenges.

At our core, we are a company of innovators. We are led by visionary technologists and a team of proven leaders with experience bringing emerging technologies to market across the hardware, materials and software sectors. We believe that our technologies have the potential to empower engineers and designers to adopt laser blasting as the only known alternative to sand blasting and to drive new application discovery as well as to provide manufacturers with reliable and high-performance solutions that will facilitate their production capabilities and maintenance, repair and operations (“MRO”).

Our principal executive offices are located at 1101 N. Keller Rd., Suite G, Orlando, Florida 32810, and our telephone number is (407) 804-1000.

Our Market

Our market encompasses the industrial de-painting, surface preparation, coating and corrosion control space. This includes media blasting or sandblasting, dry ice blasting and laser cleaning or laser blasting. According to Global Market Insights, the laser cleaning market value is estimated at $9 billion in 2021 and projected to be $12 billion by 2025, , which includes laser cleaning for maintenance repair operations. Market growth is driven by the increasing demand for robotic cleaning technology, growth in the automotive industry, as well as demand in construction and metalworking industries.

In addition, we see the greatest opportunity for growth in the disruption of the global abrasives blasting media and equipment markets, cumulatively worth $46 billion. Media blasting is used in nearly every heavy industry, but for health, environmental and safety reasons, media blasting is being regulated into obsolescence. A safer alternative, albeit not without risks, is dry ice blasting. It is expensive to operate, and like media blasting, it is prone to equipment failure.

In light of the regulatory pressures on media blasting and the higher costs of both media blasting and dry ice blasting, we believe that efficient laser cleaning or laser blasting will disrupt the blast cleaning market and emerge as the clean, efficient and low cost alternative blast cleaning method.

We offer the latest generation of laser material processing equipment for a variety of industrial markets and applications, including for defense, space exploration, aerospace, automotive, medical, industrial, electronic and agriculture markets.

The following graphic shows how our laser ablation equipment functions:

We believe that the laser cleaning equipment market has even a greater potential for growth in light of the size of the $10 billion abrasive cleaning market, and the ancillary $1 billion sandblasting media market, which are being pressured into obsolescence from regulatory agencies and the demands of labor tasked with cleaning industrial equipment. These market pressures, driven by health, safety and environmental concerns, are accelerating the replacement of abrasive blasting and laser cleaning is emerging as the safe, clean, efficient and affordable alternative.

The growth of the laser cleaning market is attributable to the benefits it provides over traditional cleaning methods, such as abrasive media blasting, dry-ice blasting, and chemical cleaning processes, all of which are inherently hazardous to the health of workers, as well as to the environment since they generate a considerable amount of potentially harmful waste.

Our laser cleaning equipment also facilitates our customers’ compliance with the Occupational Safety and Health Administration (OSHA) and the Environmental Protection Agency (EPA) regulations to protect the health of workers using conventional abrasive blasting equipment. The current OSHA permissible exposure limit (PEL) for respirable crystalline silica (quartz) is 100µg/m3 as an 8-hour time-weighted average (TWA).

All of our Class I product enclosures are built and labeled to meet or exceed the guidelines established by the Food and Drug Administration’s (FDA) Center for Devices and Radiological Health (CDRH) that regulates the manufacture of radiation emitting electronic products. The CDRH does not issue certificates of compliance. Instead, the CDRH relies on a system of self-certification. That certification of compliance is based on a prescribed testing program that ensures that safety standards have been met. In accordance with HHS Publication FDA 86-8260, COMPLIANCE GUIDE FOR LASER PRODUCTS, we follow the FDA CDRH published reporting guidelines for the testing and certification of laser products. This includes submitting required reports to CDRH, including Annual Reports summarizing required records, including product names, model numbers, and lasers medium or wavelengths. In compliance with CDRH guidelines, we maintain records of each product produced and sold.

Our Market Opportunity

We believe that the laser cleaning equipment market has even a greater potential for growth in light of the size of the $10 billion abrasive cleaning market, and the ancillary $1 billion sandblasting media market, which are being pressured into obsolescence from U.S. regulatory agencies and the demands of the labor force. Just one of the global markets – the MRO industry, has a total market value in 2021 of $150.64 billion with revenue forecast in 2028 of $178.85 billion, of which total Pentagon annual spending on corrosion control alone is forecast to be $22 billion.

The North America MRO distribution market size was valued at $142.65 billion in 2020 and is expected to grow at a compound annual growth rate (CAGR) of 2.9% from 2021 to 2028 according to a new report by Grand View Research, Inc.. Various initiatives by manufacturers to attain optimum efficiency are expected to drive market growth over the forecast period. MRO distribution is one of the critical components of the industry, which is necessary to eliminate downtime. As a result, industries initiate multiple scheduled and preventive maintenance processes. Industries, where supply activities have little direct accountability, might be driven by stock-outs rather than to any overarching supply chain plan.

Of the anticipated $178.85 billion MRO market in North America in 2028, $46 billion is spent on corrosion control using media blasting and chemical processes that are under regulatory and market pressures to be phased out because of their known harmful effects on workers and the environment. These pressures, driven by health, safety and environmental concerns, are accelerating the replacement of abrasive blasting and laser cleaning is emerging as the safe, clean, efficient and affordable alternative.

Our business is disruptive and in the very beginning of its lifespan and expansion. We have a unique opportunity to displace abrasives and dry-ice blasting with an accepted and readily adopted alternative. We believe that we have taken very effective actions to develop and offer to the market the broadest range of laser cleaning and blasting equipment in the very beginning of the unfolding of this market opportunity. We believe that we will be rewarded for this strategy through explosive growth of sales, together with the expansion of the market in accordance with the wide acceptance of the laser blasting as a new industry standard.

Industry Background

Conventional sandblasting processes have numerous shortcomings. For this reason, the abrasives blasting (sandblasting) market in North America is under extreme pressure to phase out the nineteenth-century sandblasting method of industrial cleaning to safeguard both workers and the environment. In 2019 alone there were 2,500 violations of respirator protection which were included in OSHA’s top ten violations. Government regulators (EPA, FDA and OSHA) all recognize the term “silica” refers broadly to the mineral compound silicon dioxide (SiO2), which can be crystalline or amorphous in molecular structure. The Silica standards apply only to crystalline silica - not amorphous silica. Quartz is the most common form of crystalline silica, and cristobalite is also sometimes encountered in the workplace. OSHA’s focus was on the issues related to the inhalation of respirable dust, which is generally defined as particles that are capable of reaching the pulmonary region of the lung (i.e., particles less than 10 microns (µm) in aerodynamic diameter), in the form of either quartz or cristobalite. Exposure to crystalline forms of silica is associated with a number of health effects, including silicosis derived from the use of abrasive sand blasting are severely curtailing media blasting activities. They are quick to levy hefty fines for non-compliance.

Crystalline Silica dust has been identified by the EPA as a human lung carcinogen. In reaction to the greater awareness of its dangers, OSHA has targeted silica sand blasting as a primary, yet preventable, source for silicosis disease. Their efforts at enforcement of current regulations, as well as new, and tighter laws, mean any contractor attempting to use silica-based media (sand) will be targeted. Accordingly, the use of “sand” blasting has declined over the years. Now, with OSHA’s new standard looming, those that are still relying on this technology are scrambling to find alternatives that meet these new particulate limits. Recently, Levi Strauss & Co. and H&M announced a global ban on sandblasting in all of their product lines, across all of their brands. In addition, some countries, such as the United Kingdom, and major cities, including Victoria, Canada and Queensland, Australia, have banned abrasive sandblasting.

For centuries, the techniques and equipment used for surface cleaning or renewal in industrial applications have remained the same. The demand for improvements, however, has grown dramatically in recent years. Laser technology is now replacing conventional abrasive and chemical processes in many applications, such as rust removal, depainting, degreasing, activation, restoration, pre-/post-welding joint cleaning, surface preparation, decontamination, and rejuvenation. As a cleaning technique, lasers are increasingly popular because they are precise, controllable, and efficient, and they generate low waste. Additionally, low waste and high efficiency are the primary reasons that laser cleaning is now considered the “greenest” or most environmentally friendly approach to surface cleaning. The only waste created is dust particles, which can be easily collected and removed.

Our Growth Strategy

Our strategy is to expand our product offerings with a focus on integrated solutions that make laser blasting suitable for production applications and accessible to a broad audience. The key elements of our strategy for growth include the following:

New Product Development

We intend to target new applications early in the development cycle and drive adoption by leveraging our strong customer relationships, engineering expertise and competitive production costs.

Multi-market and Multi-product Approach

We intend to develop and manufacture laser systems for a variety of markets to reduce the financial impact that a downturn in any one market would have with an emphasis developing standard systems applicable for variety of markets and applications. We expect to increase sales through an industry recognized expertise in clearly defined markets with substantial sales demand such as rust removal equipment for the shipbuilding industry, laser de-contamination equipment for the nuclear industry and laser blasting cabinets for the general manufacturing industry.

Extend our distribution channels and reach

We have an inside sales force actively marketing in the Americas (North, Central and South America). In addition, we have a network of outside sales reps in North America, as well as international representation in Europe (based in Czech Republic), Asia (based in Japan), and the Middle East and North Africa (based in UAE). We intend to add distributers based on geographic coverage and sales capacity, as well as to develop industry-specific expertise to drive penetration in vertical markets such as automotive, aerospace, defense, energy and manufacturing. We expect to continue building out sales channels for capital equipment by partnering with additional volume distributors of equipment and hardware, as well as to expand our internal sales infrastructure and online sales presence. To augment the reach of our distribution network, we intend to grow our direct sales efforts focused primarily on serving major accounts and expanding our footprint within Fortune 500 companies and government organizations worldwide.

Broaden our diverse, global customer base

We expect to develop a global diversified customer base and broaden customer relationships in a variety of industries. We seek to differentiate ourselves from our competitors through superior product pricing, performance and service. We believe that a global presence and investments in application engineering and support will create competitive advantages in serving multinational and local companies.

Promote awareness through training and education

As businesses increasingly embrace laser blasting over the next decade, we intend to educate the market on best practices for adoption of the technology across the entire product life cycle. Our leadership position provides a platform to deliver this education both for our existing customers and the market as a whole. Such education is a critical component of our sales and marketing efforts. We believe businesses that are well-informed or that have firsthand experience of the benefits of our laser blasting solutions relative to conventional manufacturing are more likely to purchase and expand their use of our products and services over time. To drive such awareness, we are developing rich laser blasting content and curricula for delivery through both online and in-person media, including classes, programs, certifications, and professional services. We also intend to develop global centers of excellence, leveraging our own headquarters in conjunction with our distribution network’s presences, to serve as showrooms, learning facilities and focal points for laser blasting-focused professional services.

Pursue strategic acquisitions and partnerships

We intend to selectively pursue acquisitions and/or equity investments in businesses that represent a strategic fit and are consistent with our overall growth strategy. Such partnerships would allow us to accelerate market penetration of our laser blasting solutions by enabling expansion of our product portfolio, access to new markets, and a stronger value proposition for our customers while delivering margin improvements and increased customer lifetime value. We believe that because of our core focus on engineering and technology development as well as our unique distribution network, we will be able to integrate and drive adoption of new technologies and capabilities acquired via strategic partnerships.

Our Competitive Strengths

We are an early pioneer in the laser blasting industry with a mission to make the technology accessible to all material processing manufacturers and maintenance and repair facilities in both commercial and military applications. We believe our collective expertise coupled with the following competitive strengths, will allow us to maintain and extend a leadership position in the next-generation of laser blasting equipment and expand our market opportunities.

We also have established a base of customers among several U.S. Government agencies which we expect to expand. Each branch of the U.S. military, including the Army, Air Force, Navy, Marines, and the Coast Guard, has purchased laser cleaning systems from us. In addition, NASA and the Veteran’s Administration are also among our customers. We believe that our laser cleaning equipment has been well-received by our current U.S. Government customers from which we are already receiving repeat orders. As the only U.S.-based manufacturer of high-powered, portable industrial laser cleaning systems capable of addressing the Pentagon’s never-ending battle with rust, we believe that we are well-positioned to increase our sales to the U.S. Government, especially in light of the Pentagon alone having to spend between $21 billion to $22.9 billion per year on rust control, and corrosion-related repairs on equipment, from trucks and tanks to aircraft and other ships. See https://www.bloomberg.com/news/articles/2011-06-02/the-high-cost-of-waging-war-on-rust The U.S. Navy alone spends $3 billion per year fighting corrosion. See https://www.military.com/daily-news/2020/01/13/battle-against-rust-3-billion-problem-navy.html. The U.S. military is proving to be not only a receptive early adopter of the technology, but also as a proving ground and showcase for our products. This arises from the need to continually maintain, repair and overhaul equipment (MRO) while eliminating maintenance delays that effect force readiness. Corrosion and the lack of spare parts are among the most significant maintenance issues for the Pentagon.

A Recognized Pioneer and Leading Developer of Fiber Laser Material Processing Technology

As a pioneer and technology leader in laser material processing, combined with our deep knowledge of material properties, we are able to develop laser cleaning products that reduce its operating costs for our customers and drive the proliferation of lasers to address existing and new applications.

Track Record of World Class Product Development and Commercialization

Through their combined engineering and operational experience in the laser photonics industry, our C-level management team and board members have accumulated decades of relevant and practical industrial laser equipment development experience. They have developed and advanced a number of materials processing technologies applicable to the laser photonics industry and our vertical markets.

Vertically Integrated Application Center, Equipment Development and Manufacturing

We develop and manufacture most of our critical assemblies, subassemblies and components, including motion systems, integrated lasers, specialty components, frames, cabinets and proprietary optical assemblies. We also develop our software for use with our laser systems. We have our own engineering, procurement, manufacturing and assembly operations as a part of our vertically integrated manufacturing process. Integration of our application and research and development groups with our manufacturing capability provides our customers with a competitive edge in achieving their manufacturing goals using our laser material processing systems.

Accumulated Diversified Expertise

We have extensive know-how in mathematical and physical processes of materials behavior and equipment modeling, industrial electronics, laser systems, materials and computer science which enables us to make our market-specific laser material processing equipment, machine operating software, motion and vision systems and other critical assemblies, subassemblies and components.

Manufacturing Scale

We have invested extensively in our production and lean manufacturing capabilities allowing us to deliver large volumes of lasers systems in short delivery cycles which provides us with a competitive advantage.

Diverse Customer Base, End Markets and Applications

We intend to further develop our diverse customer base, multi-market and multi-product business model given the broad application of our laser cleaning equipment, its competitive pricing and high quality that will not have us dependent on the performance of a specific market sector.

Broad Product Portfolio

Our diverse lines of laser cleaning equipment are used in work environments to improve and promote programs to address significant concerns about the exposure of employees to toxic airborne materials to reduce the risk of lung cancer and silicosis triggered by inhalation of crystalline silica dust released from abrasive blasting1. We offer our customers a range of solutions spanning multiple price points, throughput levels, operating environments and technologies to enable businesses to find and use the laser blasting solution for their specific goals. Our broad product portfolio covers a spectrum of use cases, scaling with customer needs from entry-level, office-friendly laser blasting systems for high surface integrity finishing of components to high-end, high throughput industrial laser blasting systems for low-cost mass production applications. In addition, it eliminates the need for customers to source products for different processes from multiple vendors, giving us a market advantage relative to competitors that have a more limited set of products and solutions.

The Only U.S. Manufacturer with a Wide Range of Laser Blasting Equipment

Although no single publication lists all the companies manufacturing industrial laser cleaning equipment, to our knowledge all laser cleaning products of the other companies selling laser cleaning equipment are manufactured abroad. Of our competitors, only Laserax manufactures in North America, but in Canada, not the United States. Our success will depend on investment in marketing resources and the successful implementation of our marketing plan. Our marketing plan may include attendance at trade shows and making private demonstrations, advertising and promotional materials and advertising campaigns in print and/or broadcast media. To our knowledge, only Laser Photonics designs, manufactures, sells, and services industrial laser cleaning onshore in the United States.

On January 25, 2021, President Biden signed an executive order to further his “Buy American” agenda which aims to bolster U.S. manufacturing through the federal procurement process. Our “Made in America” industrial laser systems meet the President’s “Buy American” requirement for U.S. Government agencies to contract with U.S. companies whenever possible. Currently, our products are the only industrial laser cleaning systems designed and built in the United States. As the only industrial laser cleaning equipment manufacturer currently meeting the “Buy American” requirement, we expect to benefit from preferential consideration over the few other companies competing in the laser cleaning systems market.

Diversified and Proprietary Technology Platform and Knowhow

We were able to secure through our affiliation with ICT Investments a diverse portfolio of knowhow, trade secrets and proprietary technologies. We believe that we possess the design documentation for the largest array of laser-based systems for material processing in North America.

Core Technologies Underlying Each Product

Fiber laser cleaning technology or laser ablation which we market under the Laser Blasting™ brand, is a proven, state-of-the-art, 21st Century replacement for hazardous 19th century abrasives blasting (or sandblasting). It is a non-contact, environmentally friendly process that removes surface coatings from metals, concrete and delicate substrates such as composites—with minimal impact on the base material. Laser Blasting works by aiming brief pulses of high-power laser energy (in the µs–ms range) at a surface to be prepared or cleaned of paint, rust, or other contaminants. The energy applied to the layer being removed doesn’t dissipate. Instead, it blasts off the substrate material being cleaned. Most or all of the material being removed is vaporized, resulting in a much cleaner process than other cleaning methods. Whatever removed material has not been vaporized may be suctioned away and filtered out of the air as particle dust.

We are recognized as a pioneer and an industry leader with our CleanTech™ Laser Blasting™ technology. Laser Blasting can replace sandblasting or dry ice blasting in nearly every industry and every application where an abrasive blasting is used. It is effective on glass, ceramics, metals, concrete, plastics and much more, and provides greater control and precision than possible with the legacy technologies it is designed to replace. LP portable Laser Blasting systems incorporate proprietary autofocusing C-Optics technology that allows for greater precision on uneven or contoured surfaces, even from handheld Laser Blasting systems. This innovation expands laser cleaning from the production floor to the field. Laser Blasting is effective on small parts and sensitive materials, as well as surfaces of ships, bridges, aircraft, pipelines, large vehicles and trains, among others.

Our Product Platforms

Since our founding in 2019, and through IP received from ICT Investments, we have developed an extensive portfolio of products based on proprietary technologies that form the foundation of our laser blasting equipment manufacturing solutions, which are comprised of hardware, equipment design documentation, bills of materials, software, materials and service practices.

Designed in-house by industry-recognized laser scientists and inventors, our expansive product portfolio covers a broad spectrum of applications across key industries, including maritime and shipbuilding, oil and gas, automotive manufacturing, rail transport, aerospace, defense and space exploration. Our CleanTech™ line scales with customer needs, starting with low price-point handheld Laser Blasters™ designed to tackle simple cleaning and surface predation jobs, to high-end AI-controlled, user-programmable C-Robotics™ made for complex, precision production environments.

Our state-of-the-art, performance-based “Made in America” Laser Blasting™ products are industrial-grade laser cleaning systems developed to disrupt and displace hazardous legacy abrasives blasting (a.k.a. sandblasting) and chemical cleaning methods that have been in common usage since the 19th century. Laser Blasting is cleaner to operate, more cost effective to own and safer for the worker and the environment. We believe that Laser Blasting is right on time as industry is increasingly coming under pressure to phase out abrasive blasting and chemical cleaning methods in compliance with health, environmental and safety regulations designed to protect laborers and the environment.

Since our founding in 2019, we have developed an extensive portfolio of proprietary equipment and technologies that formed the base for our broad product offering, starting from relatively simple handheld devices to fully automatic and operated by AI robotic systems.

Our diverse lines of laser cleaning equipment are used in a variety of industries to improve and promote programs to address significant concerns about the exposure of employees to toxic airborne materials to reduce the risk of lung cancer and silicosis triggered by inhalation of crystalline silica dust released from abrasive blasting. Laser cleaning uses photons emissions, thus eliminating the need for abrasive media, including silica. The chart below provides information on several industries to indicate the need for laser cleaning equipment and how our technology meets those industries’ requirements. This chart was developed by us in the last few months to allow our salespeople to identify the specific model of our CleanTech laser blasting equipment that matches target industries and the surface integrity parameters familiar to prospective customers. We want to demonstrate our capability to address the specific cleaning applications that such customers require. The industry terminology is explained in our footnotes to the chart.

 Below is the description of abbreviations and definitions used in Laser Photonics Laser Blaster products qualification chart:

•	Roughing-Rough surface condition for thick material
•	Mid-Range-Normal level below roughest surface condition for medium material thickness
•	Finishing-Least amount of roughness on a surface for thin materials
•	Gauge-indication of a measurement of industrial materials
•	Grit-indication of roughness to apply to a surface for preparation prior to coating
•	CAML-grade of abrasive media used for the sandblasting industry
•	DPI-Dots per inch
•	LPI-Lines per inch
•	Laser Grade-Designated choice of laser for best results
•	Strip Rate in Ft Squared per hour is calculated as follow: 2X (laser power in KW) / (coating thickness in mils, where one mill= .001), X 60 minutes. Source: Robotic Laser Coating Removal System ESTCP Project WP- 0526 apps.dtic.mil
•	X- Currently in development and will be Available Q2 2022

Our current Laser Blasting solutions are as follows:

Handheld Laser Blasting™:

We offer the widest line of Class IV handheld laser blasting equipment in the world, from 20W (watts) to the 3000W system, including the world’s most powerful production Laser Blaster™ on the market—the Jobsite 2000—to a more powerful JobSite 3000 which debuted during Aviation Week’s MRO Americas 21 trade show in April, 2021. We are developing an even more powerful 4000W handheld system. The CleanTech™ 2000-CTH Jobsite is a 2000W handheld laser cleaning machine and surface preparation system designed to remove rust, paint and other impurities from steel, aluminum, iron, and many more surface types. The 2000-CTH Jobsite provides five different pulse laser patterns that provide flexibility when operating the laser in different applications across different surface types.

We also offer the CleanTech™ EZ-Rider Handheld Roughing & Finishing Lasers which are a high-performance, military-grade, fast, and efficient laser cleaning tool. The EZ-RIDER is based on next-generation technology. Laser Photonics designed the EZ-RIDER to be a heavy-duty industrial grade laser cleaning and surface treatment system for large areas requiring cleaning, de-painting and other surface preparations. The system starts immediately when the key is turned ON and the touch screen allows you to choose from five pre-programmed cleaning patterns for control and flexibility. The CleanTech™ EZ-Rider is based on our years of experience building handheld lasers for marking and engraving applications. Our systems are designed to be standalone units, so no personal computer is required. The CleanTech™ EZ-Rider can be coupled with industrial robots and placed inside safety work cells with interlocks for full compliance with OSHA and FDA CDRH regulations.

Laser Blasting Cabinet

The laser blasting cabinet is configured as a fully enclosed Class 1 work space designed to replace sandblasting enclosures, along with their noise, dust, media storage, replenishment and clean-up requirements. The Blasting Cabinet is intended to serve companies of any size that use abrasive blasting or chemical baths to clean parts or prepare materials. The CleanTech™ Laser Blaster Cabinet is a self-contained, industrial-grade laser cleaning machine. This system is the only laser cleaning machine in the world that incorporates the exclusive power of a fiber laser with a handheld laser-blasting head inside a fully enclosed 30” x 26” work space. This system is designed for speed, precision, safety and flexibility. It is the only laser-blasting cabinet manufactured in compliance with CDRH FDA and OSHA regulatory compliance. With the CleanTech™ Laser Blaster Cabinet, companies can eliminate harmful dust, noise, hazardous chemicals and contaminants caused by use of abrasive blasting or chemical baths.

Class I Laser Blasting Systems

Our Mega Center and Titan lines of Class I Laser Blasting Systems are designed with mass production in mind. These production line-capable systems are designed with automation control and automated materials-loading capabilities to allow for maximum throughput on assembly lines for high production, high precision environments. The CleanTech Titan Series Laser Blasting System is a high power, large format laser parts cleaning, rust removal, and surface conditioning system with up to 6′ x12′ working envelope. The industrial, turn-key laser cleaning system operates as a standalone unit or can be easily integrated into a production line environment. Included in the CleanTech product line are the CleanTech Titan Express, CleanTech MegaCenter and the portable CleanTech Handheld which is useful in the field or on the factory floor. The CleanTech Systems operate in full compliance with OSHA, FDA and CDRH staconforming to “Push a Button” laser safety industrial operation. The CleanTech Systems offer CE Certified Class 1 enclosure for the Class 4 lasers.

CleanTech™ Laser Cleaning Robot with AI

With our user programmable AI (UPAI) incorporated in our C-Robots, factory line workers can quickly and easily program these precision robots to complete complex and repetitive tasks in high throughput production environments. The CleanTech™ Laser Cleaning Robot is the first commercially available collaborative, easily programmable, AI-capable laser cleaning system in the United States. Designed for precise positioning and tight focusing of the laser beam, laser cleaning processes are optimized to operate on much lower laser powers than those used by handheld laser cleaners. This allows for dramatic cost reduction of laser cleaning, making it affordable for the majority of industrial companies. It also reduces concerns over safety for the factory line workers since the robot can perform multiple tasks at the same time when equipped with AI module, 3D scanner and visualizer, vision system and Class 1 Safety shroud or enclosure.

Customers

Our intent is to establish additional relationships with Fortune 1000 customers primarily within the United States and with select Fortune 1000 customers around the globe and represent a broad array of industries, including automotive, aerospace, healthcare, consumer products, heavy industry, machine design, research, and others. No single customer has accounted for more than 10% of our total revenue from inception to date.

Research, Development and Engineering

The principal focus of our research and development activity is the development of our proprietary laser-based cleaning equipment to replace global sand blasting and abrasive blasting applications in a large number of markets discussed below.

Marketing and Sales

For the year ended December  31, 2021, we achieved sales of $4,190,709 and employed 5 salesmen. We have a marketing and sales budget equal to 10% of our gross sales and our Board of Directors approved a new product promotional budget of $1,000,000 for 2022.

Product Warranty and Support

We offer for sale with our equipment a two-year limited warranty against defects in materials and workmanship under normal use and service conditions following delivery of our equipment to our customers.

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

In general, our products carry a warranty against defects, depending on the product type and customer negotiations. The costs associated with these warranty obligations are not expected to be significant and no such costs have been recorded in our financial statements.

Competition

In the laser cleaning market, the competition is fragmented with a few competitors that are small or privately owned, or which compete with us on a limited geographic, industry, or application specific basis. Nonetheless, our markets are highly competitive and characterized by rapid advances in technology, evermore demanding customer requirements, and reduced average selling prices as smaller, integrated components replace aging technologies. Our most significant competitors are P-Laser and Clean-Lasersysteme GmbH (operating through the distributor Adapt Laser Systems in the United States) as well as smaller companies, including LaserRax and 4 Jet. Some of our competitors are increasing the output powers of their fiber lasers to compete with our high-powered, industrial grade products.

We also compete with end-users who produce laser technology, as well as with manufacturers of non-laser methods and tools, such as traditional abrasives blasting (referred to as sandblasting), non-laser welding, cutting dies, mechanical cutters, and plasma cutters in the materials processing market. Some of our competitors are larger, with considerably more financial, managerial and technical resources, as well as more extensive sales, distribution, and service networks, and greater marketing capacity.

Our primary focus is to provide diversified industrial-grade laser-based cleaning machinery in a variety of markets. Each market has different group of competitors subject to rapidly changing technologies and materials, a customer base with continuously changing requirements and geographical outsourcing challenges.

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

Primary competitive factors in our markets include:

•	Price and value

•	Ability to design, manufacture, and deliver new products on a cost-effective and timely basis

•	Ability of our suppliers to produce and deliver components in a timely manner, in the quantity desired and at the budgeted prices

•	Product performance and reliability

•	Service support

•	Product mix

•	Ability to meet customer specifications

•	Ability to respond quickly to changes in market demand and technology developments

In the materials processing market, the competition is fragmented with a large number of competitors that are small or privately owned or compete with us on a limited geographic, industry, or application specific basis including Trumpf GmbH, Clean Leaser GMBH, P-Laser. Advanced Laser Technology, Anilox Roll Cleaning Systems, General Lasertronics, IPG Photonics, Laserax and White Lion Dry Ice & Laser Cleaning Technology. We believe that none of our competitors compete in all the industries, applications, and geographical markets which we serve and that our products compete favorably with respect to their laser cleaning equipment.

Intellectual Property and License Rights

We believe that our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others.

We rely primarily on a combination of trademarks and trade secrets, as well as associate and third party confidentiality agreements, to safeguard our intellectual property.

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

Employees and Human Capital

As of March 15, 2022, we had 19 full time employees and one part-time employees. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants.

Government Regulation

Our current and contemplated activities and the products and processes that will result from such activities are subject to substantial government regulation, both in the United States and internationally.

Government Contracts and Regulations

Our U.S Government business is heavily regulated. We contract with a number of U.S. Government agencies and entities, principally all branches of the U.S. military. We must comply with, and are affected by, laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things:

•	require certification and disclosure of all cost or pricing data in connection with certain types of contract negotiations;

•	impose specific and unique cost accounting practices that may differ from U.S. generally accepted accounting principles (GAAP);

•	impose acquisition regulations, which may change or be replaced over time, that define which costs can be charged to the U.S. Government, how and when costs can be charged, and otherwise govern our right to reimbursement under certain U.S. Government contracts;

•	require specific security controls to protect U.S. Government controlled unclassified information and restrict the use and dissemination of information classified for national security purposes and the export of certain products, services and technical data; and compliance with cyber security regulations by our supply chain; and

•	require the review and approval of contractor business systems, defined in the regulations as: (i) Accounting System; (ii) Estimating System; (iii) Earned Value Management System, for managing cost and schedule performance on certain complex programs; (iv) Purchasing System; (v) Material Management and Accounting System, for planning, controlling and accounting for the acquisition, use, issuing and disposition of material; and (vi) Property Management System.

The U.S. Government may terminate any of our government contracts and subcontracts either at its convenience or for default based on our performance. If a contract is terminated for convenience, we generally are protected by provisions covering reimbursement for costs incurred on the contract and profit on those costs. If a contract is terminated for default, we generally are entitled to payments for our work that has been accepted by the U.S. Government or other governments; however, the U.S. Government could make claims to reduce the contract value or recover its procurement costs and could assess other special penalties. For more information regarding the U.S. Government’s right to terminate our contracts and government contracting laws and regulations, see “Risk Factors”.

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

Laser Blaster Systems

Item 1A. RISK FACTORS

Risks related to our business and our industry

We have an extremely limited operating history.

With respect to the manufacturing and sale of laser-based cleaning equipment, we are currently a start-up company with limited historical sales of our laser-based cleaning products. There is no historical basis to make judgments on the capabilities associated with our enterprise, management and/or employee’s ability to produce a commercial product leading to a profitable company.

We may need to raise additional capital.

While we expect that the funds provided to us through our firm commitment offering set forth in our Registration Statement on Form S-1 will meet our financing requirements for the next 18 months, if, in the future, we are not able to generate sufficient revenues from operations and our capital resources are insufficient to meet future requirements, we may have to raise funds to allow us to continue to commercialize, market and sell our products. We cannot be certain that funding will be available on acceptable terms or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct business or return capital to investors. If we are unable to raise additional capital if required or on acceptable terms, we may have to significantly scale back, delay or discontinue the development and/or commercialization of our laser-based cleaning products, restrict our operations or obtain funds by entering into agreements on unattractive terms.

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

We have a large amount of intangible assets, and if these assets become impaired, our earnings would be adversely affected.

We have a substantial amount of intangible assets, representing approximately 39.7% of our total assets as of September 30, 2021 and 14.3% on a pro forma basis for giving effect to this offering. While we amortize our intangible assets, they may be subject to impairment testing. If we have any significant impairment to our intangible assets, it may have a material adverse effect on our reported financial results for the period in which the charge is taken and could result in a decrease in the market price of our common stock.

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

We face intense competition from other manufacturers of crystalline silicon laser modules, thin-film laser modules and solar thermal and concentrated fiber laser systems. By entering this sector, our management is aware that failure to compete with direct market leading companies and new entrants will affect overall business and the product. Therefore, if we are able to more quickly innovate and implement applications and technologies we will be able to offer better pricing and commercial business strategies management to businesses purchasing fiber laser systems. Competitive factors in this market are all related to product performance, price, customer service, training platforms, reputation, sales and marketing effectiveness, all factors on which we believe we can compete successfully but will need greater financial resources to do so.

Future acquisitions may be unsuccessful and may negatively affect operations and financial condition.

We plan to grow organically but opportunistically pursue potential acquisitions of complementary businesses. Should we acquire other companies, the integration of businesses, personnel, product lines and technologies can be difficult, time consuming and subject to significant risks. Any difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and decrease our revenue and results of operations.

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

The rapidly changing nature of the markets in which we compete makes it difficult to accurately forecast our revenues and operating results. Furthermore, we expect our revenues and operating results to fluctuate in the future due to a number of factors, including the following:

•	the timing of sales of our products;

•	unexpected delays in introducing new products;

•	increased expenses, whether related to sales and marketing, or administration; and

•	costs related to anticipated acquisitions of complementary businesses.

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

The success of our business depends on the skill of our personnel. Accordingly, it is critical that we maintain, and continue to build, a highly experienced management team and specialized workforce, including sales professionals. Competition for personnel, particularly those with expertise in government consulting and a security clearance is high and identifying candidates with the appropriate qualifications can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy given our anticipated hiring needs, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. In addition, our ability to recruit, hire and indirectly deploy former employees of the U.S. Government is subject to complex laws and regulations, which may serve as an impediment to our ability to attract such talent.

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

Our ability to generate the profits we expect to achieve will depend, in part, on our ability to respond to market demand and add new manufacturing capacity in a cost-effective manner. In addition, we must continue to increase the efficiency of our manufacturing process to compete successfully and generate the returns to our stockholders, attract growth capital and a qualify for and maintain a listing on an exchange. Our failure to do so could threaten our long-term viability.

We depend on the U.S. Government for a portion of our business which we expect to increase and changes in government defense spending could have adverse consequences on our financial position, results of operations and business.

Approximately 22% of our U.S. revenues have been from sales and services rendered directly or indirectly to the U.S. Government which we expect to grow to 25% in the next 12 months. Our current contracts for the U.S. Army, Navy and the Air Force are defense related awards and our anticipated future revenues from the U.S. Government are expected to result from contracts awarded under various U.S. Government programs, primarily defense-related programs with the Department of Defense (DoD) and other departments and agencies. Cost cutting including through consolidation and elimination of duplicative organizations and insurance has become a major initiative for DoD. The funding of our programs is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions. The overall level of U.S. defense spending increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan. However, with the winding down of both wars, defense spending levels are becoming increasingly difficult to predict and are expected to be affected by numerous factors. Such factors include priorities of the presidential administration and the Congress, and the overall health of the U.S. and world economies and the state of governmental finances.

The Budget Control Act of 2011 enacted 10-year discretionary spending caps which are expected to generate over $1 trillion in savings for the U.S. Government, a substantial portion of which comes from DoD baseline spending reductions. In addition, the Budget Control Act of 2011 provides for additional automatic spending cuts (referred to as “sequestration”) totaling $1.2 trillion over nine years. These reduction targets will further reduce DoD and other federal agency budgets. Although the Office of Management and Budget has provided guidance to agencies on implementing sequestration cuts, there remains much uncertainty about how exactly sequestration cuts will be implemented and the impact those cuts will have on contractors supporting the government. Given the potential impasse over raising the debt ceiling, we are not able to predict the impact of budget cuts, including sequestration, on our company or our financial results. However, we expect that budgetary constraints and concerns related to the national debt will continue to place downward pressure on DoD spending levels and that implementation of the automatic spending cuts without change will reduce, delay or cancel funding for certain of our contracts – particularly those with unobligated balances – and programs and could adversely impact our operations, financial results and growth prospects.

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

We believe that our financial performance will be dependent on our performance under our existing U.S. Government contracts and contracts we may enter into with the U.S. Government in the future. Government customers have the right to cancel any contract for its convenience. An unanticipated termination of, or reduced purchases under, one of our major contracts whether due to lack of funding, for convenience or otherwise, or the occurrence of delays, cost overruns and product failures could adversely impact our results of operations and financial condition. If one of our U.S. Government contracts were terminated for convenience, we would generally be entitled to payments for our allowable costs and would receive some allowance for profit on the work performed. If one of our contracts were terminated for default, we would generally be entitled to payments for our work that has been accepted by the government. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts and orders. Furthermore, on contracts for which we are a subcontractor and not the prime contractor, the U.S. Government could terminate the prime contract for convenience or otherwise, irrespective of our performance as a subcontractor.

Our failure to comply with a variety of complex procurement rules and regulations could result in our being liable for penalties, including termination of our current and anticipated U.S. Government contracts, disqualification from bidding on future U.S. Government contracts and suspension or debarment from U.S. Government contracting that could adversely affect our financial condition.

We must comply with laws and regulations relating to the formation, administration and performance of our one existing and anticipated future U.S. Government contracts, which affect how we do business with our customers and may impose added costs on our business. U.S. Government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government, department-specific regulations that implement or supplement DFAR, such as the DOD’s Defense Federal Acquisition Regulation Supplement (DFARS) and other applicable laws and regulations. We are also subject to the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations; the Procurement Integrity Act, which regulates access to competitor bid and proposal information and government source selection information, and our ability to provide compensation to certain former government officials; the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. Government for payment or approval; the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. Government for payment or approval; and the U.S. Government Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. Government contracts. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, and the assessment of penalties and fines and lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. In addition, government contractors are also subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Audit Agency (DCAA) and Defense Contract Management Agency (DCMA). These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of and a contractor’s compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. During the term of any suspension or debarment by any U.S. Government agency, contractors can be prohibited from competing for or being awarded contracts by U.S. Government agencies. The termination of any of our significant Government contracts or the imposition of fines, damages, suspensions or debarment would adversely affect our business and financial condition.

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

As we pursue additional U.S. Government contracts in addition to the one U.S. Government contract we now have for the U.S. Army, we expect to have to perform under fixed price contracts such as multi-award, multi-year IDIQ task order based contracts, which generally provide for fixed price schedules for products and services, have no pre-set delivery schedules, have very low minimum purchase requirements, are typically competed among multiple awardees and could force us to carry the burden of any cost overruns. Due to their nature, fixed-priced contracts inherently have more risk than cost reimbursable contracts. If we are unable to control costs or if our initials cost estimates are incorrect, we can lose money on these contracts. In addition, some of these fixed price contracts will likely have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Lower earnings caused by cost overruns and cost controls would have a negative impact on our results of operations should we receive awards of such contracts. The U.S. Government has the right to enter into contracts with other suppliers, which may be competitive with our IDIQ contracts. We anticipate that it may also perform fixed priced contracts under which we agree to provide specific quantities of products and services over time for a fixed price. Since the price competition to win both IDIQ and fixed price contracts is intense and the costs of future contract performance cannot be predicted with certainty, there can be no assurance as to the profits, if any, that we will realize over the term of such contracts.

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

Our international business exposes us to geo-political and economic factors, regulatory requirements and other risks associated with doing business in foreign countries..

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

Our international sales are also subject to local government laws, regulations and procurement policies and practices which may differ from U.S. Government regulations, including regulations relating to import-export control, investments, exchange controls and repatriation of earnings, as well as to varying currency, geo-political and economic risks. Our international contracts may include industrial cooperation agreements requiring specific in-country purchases, manufacturing agreements or financial support obligations, known as offset obligations, and provide for penalties if we fail to meet such requirements. Our international contracts may also be subject to termination at the customer’s convenience or for default based on performance and may be subject to funding risks. We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors, partners and suppliers in connection with international programs. As a result of these factors, we could experience award and funding delays on international programs and could incur losses on such programs, which could negatively impact our results of operations and financial condition.

We are also subject to a number of other risks including:

•	the absence in some jurisdictions of effective laws to protect our intellectual property rights;
•	multiple and possibly overlapping and conflicting tax laws;
•	restrictions on movement of cash;
•	the burdens of complying with a variety of national and local laws;
•	political instability;
•	currency fluctuations;
•	longer payment cycles;
•	restrictions on the import and export of certain technologies;
•	price controls or restrictions on exchange of foreign currencies; and
•	trade barriers.

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

Risks Related to Our IP

Our success may depend on our ability to obtain and protect the proprietary information on which we base our laser-based cleaning equipment.

As we acquire companies with intellectual property (“IP”) that is important to the development of our laser cleaning products, we will need to:

•	obtain valid and enforceable patents;

•	protect trade secrets; and

•	operate without infringing upon the proprietary rights of others.

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

The degree of future protection of our proprietary rights is uncertain. Patent protection may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	we might not have been the first to invent or the first to file the inventions covered by each of our pending patent applications and issued patents;

•

others may be able to make, use, sell, offer to sell or import products that are similar to our products or product candidates but that are not covered by the claims of our patents; others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	the proprietary rights of others may have an adverse effect on our business;

•	any proprietary rights we do obtain may not encompass commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties;

•	any patents we obtain or our in-licensed issued patents may not be valid or enforceable; or

•	we may not develop additional technologies or products that are patentable or suitable to maintain as trade secrets.

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

We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. Our ability to stop third parties from obtaining the information or know-how necessary to make, use, sell, offer to sell or import our products or practice our technology is dependent in part upon the extent to which we prevent disclosure of the trade secrets that cover these activities. Trade secret rights can be lost through disclosure to third parties. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our trade secrets to third parties, resulting in loss of trade secret protection. Moreover, our competitors may independently develop equivalent knowledg e, methods and know-how, which would not constitute a violation of our trade secret rights. Enforcing a claim that a third party is engaged in the unlawful use of our trade secrets is expensive, difficult and time consuming, and the outcome is unpredictable. In addition, recognition of rights in trade secrets and a willingness to enforce trade secrets differs in certain jurisdictions.

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

Litigation may be necessary to:

•	protect and enforce our patents and any future patents issuing on our patent applications;

•	enforce or clarify the terms of the licenses we have granted or may be granted in the future;

•	protect and enforce trade secrets, know-how and other proprietary rights that we own or have licensed, or may license in the future; or

•	determine the enforceability, scope and validity of the proprietary rights of third parties and defend against alleged patent infringement.

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

Risks Related to Investing in Our Common Stock

We are eligible to be treated as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in this Form S-1 and our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this Form S-1. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any September 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and/or warrants and our stock price and price for the warrants may be more volatile.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the JOBS “Act. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

The warrants underlying the Units may not have any value.

Each warrant underlying the Units will have an assumed exercise price equal to the offering price per Unit and will be exercisable from the date of issuance until the fifth anniversary of the issue date. The warrants do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends. In the event our common stock price does not exceed the exercise price of the warrants during the period when the warrants are exercisable, the warrants may not have any value.

Since the warrants are executory contracts, they may have no value in a bankruptcy or reorganization proceeding.

In the event a bankruptcy or reorganization proceeding is commenced by or against us, a bankruptcy court may hold that any unexercised warrants are executory contracts that are subject to rejection by us with the approval of the bankruptcy court. As a result, holders of the warrants may, even if we have sufficient funds, not be entitled to receive any consideration for their warrants or may receive an amount less than they would be entitled to if they had exercised their warrants prior to the commencement of any such bankruptcy or reorganization proceeding.

The warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

We will be issuing warrants to purchase shares of common stock as part of this offering. To the extent we issue shares of common stock to effect a future business combination, the potential for the issuance of a substantial number of additional shares upon exercise of the warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, the warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring a target business. Additionally, the sale, or even the possibility of sale, of the shares of common stock underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent the warrants are exercised, you may experience dilution to your holdings.

Our warrants designate the state and federal courts sitting in the City of New York, Borough of Manhattan as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of the warrants issued as part of the Unit, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company.

Our warrants provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant, including under the Securities Act, will be brought and enforced in the state and federal courts sitting in the City of New York, Borough of Manhattan, of the State of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant.

If any action, the subject matter of which is within the scope of the forum provisions of the warrant, is filed in a court other than the state and federal courts sitting in the City of New York, Borough of Manhattan, of the State of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York, Borough of Manhattan, in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our Company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board of Directors.

Our largest stockholder beneficially owns a significant number of shares of our common stock. That stockholder’s interests may conflict with other stockholders, who may be unable to influence management and exercise control over our business.

Following the consummation of this offering, our largest stockholder, ICT Investments, will own approximately 60% of our shares of common stock. As a result, ICT Investments is able to: elect or defeat the election of our directors, amend or prevent amendment to our certificates of incorporation or bylaws, effect or prevent a merger, sale of assets or other corporate transaction, and control the outcome of any other matter submitted to the stockholders for vote. Accordingly, other stockholders may be unable to influence management and exercise control over our business.

Because we are a “controlled company” within the meaning of the Nasdaq listing rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of Nasdaq's corporate governance standards. Following the consummation of this offering, ICT Investments will control approximately 60% of the voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of Nasdaq's corporate governance standards, and we may elect to not comply with requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iii) director nominees selected or recommended for our board either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Because we are a “controlled company”, our stockholders may not have these corporate governance protections that are available to stockholders of companies that are not controlled companies. Notwithstanding our qualification as a “controlled company,” we intend to comply with the Nasdaq corporate governance requirements for companies that are not controlled companies. ICT Investments may also have its interest in us diluted as a result of future equity issuances or their own actions in selling shares of our common stock, in each case, which could result in a loss of the “controlled company” exemption under the Nasdaq listing rules. We would then be required to comply with those provisions of the Nasdaq listing requirements.

We do not intend to pay cash dividends to our stockholders, so you will not receive any return on your investment in our Company prior to selling your interest in the Company.

We have never paid any dividends to our common stockholders as a public company. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any cash dividends in the foreseeable future. If we determine that we will pay cash dividends to the holders of our common stock, we cannot assure that such cash dividends will be paid on a timely basis. The success of your investment in our Company will likely depend entirely upon any future appreciation. As a result, you will not receive any return on your investment prior to selling your shares in our Company and, for the other reasons discussed in this “Risk Factors” section, you may not receive any return on your investment even when you sell your shares in our Company.

Some provisions of our certificate of incorporation and bylaws may deter takeover attempts, which may inhibit a takeover that stockholders consider favorable and limit the opportunity of our stockholders to sell their shares at a favorable price.

Under our certificate of incorporation, our Board of Directors may issue additional shares of common or preferred stock. Our Board of Directors has the ability to authorize “blank check” preferred stock without future stockholder approval. This makes it possible for our Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares and/or any other transaction that might otherwise be deemed to be in their best interests, and thereby protects the continuity of our management and limits an investor’s opportunity to profit by their investment in our business. Specifically, if in the due exercise of its fiduciary obligations, the Board of Directors were to determine that a takeover proposal was not in our best interest, shares could be issued by our Board of Directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

•	diluting the voting or other rights of the proposed acquirer or insurgent stockholder group,

•	putting a substantial voting bloc in institutional or other hands that might undertake to support the incumbent Board of Directors, or

•	effecting an acquisition that might complicate or preclude the takeover.

Our indemnification of our officers and directors may cause us to use corporate resources to the detriment of our stockholders.

Our certificate of incorporation eliminates the personal liability of our directors for monetary damages arising from a breach of their fiduciary duty as directors to the fullest extent permitted by Delaware law. This limitation does not affect the availability of equitable remedies, such as injunctive relief or rescission. Our certificate of incorporation requires us to indemnify our directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law.

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

Our bylaws include a forum selection clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us, remove current management or to be acquired by a third party.

Our bylaws require that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is to be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware or our bylaws or (iv) any action or proceeding asserting a claim governed by the internal affairs doctrine. In addition, our bylaws could make it more difficult for a third party to acquire us or to remove current management through provisions that preclude cumulative voting in the election of directors and that allow our bylaws to be adopted, amended or repealed by our board of directors.

This exclusive forum provision will apply to other state and federal law claims including actions arising under the Securities Act (although our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder). Section 22 of the Securities Act, however, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. This forum selection provision in our bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. It is also possible that, notwithstanding the forum selection clause included in our bylaws, a court could rule that such a provision is inapplicable or unenforceable.

The obligations associated with being a public company require significant resources and management attention, which may divert from our business operations.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition, proxy statement, and other information. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Our Chief Executive Officer and Chief Financial Officer will need to certify that our disclosure controls and procedures are effective in ensuring that material information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We may need to hire additional financial reporting, internal controls and other financial personnel in order to develop and implement appropriate internal controls and reporting procedures. As a result, we will incur significant legal, accounting and other expenses. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements. We anticipate that these costs will materially increase our selling, general and administrative expenses.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock. In our most recent 10-Q filing we concluded that our internal controls were not effective.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. With each prospective acquisition we may make we will conduct whatever due diligence is necessary or prudent to assure us that the acquisition target can comply with the internal controls requirements of the Sarbanes-Oxley Act. Notwithstanding our diligence, certain internal controls deficiencies may not be detected. As a result, any internal control deficiencies may adversely affect our financial condition, results of operations and access to capital. We have not performed an in-depth analysis to determine if historical undiscovered failures of internal controls exist and may in the future discover areas of our internal controls that need improvement.  In our latest 10-Q filing on November 19, 2021 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	our ability to execute our business plan and complete prospective acquisitions;
•	changes in our industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
•	sales of our common stock (particularly following effectiveness of this Form S-1);
•	operating results that fall below expectations;
•	regulatory developments;
•	economic and other external factors;
•	period-to-period fluctuations in our financial results;
•	our inability to develop or acquire new or needed technologies;
•	the public’s response to press releases or other public announcements by us or third parties, including filings with the SEC;
•

changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

•	the development and sustainability of an active trading market for our common stock; and
•	any future sales of our common stock by our officers, directors and significant stockholders.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price per share of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not obtain or retain a listing on the Nasdaq Capital Market and if the price of our common stock is less than $5.00 per share, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before effecting a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that, before effecting any such transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. The FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

Any substantial sale of stock by existing stockholders could depress the market value of our stock, thereby devaluing the market price and causing investors to risk losing all or part of their investment.

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

Forward Looking Statements

This prospectus contains forward-looking statements within the meaning of the Federal Securities laws. These statements relate to future events or future predictions, including events or predictions relating to our future financial performance, and are based on current expectations, estimates, forecasts and projections about us, our future performance, our beliefs and management’s assumptions. They are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “feel,” “confident,” “estimate,” “intend,” “predict,” “forecast,” “potential” or “continue” or the negative of such terms or other variations on these words or comparable terminology. These statements are only predictions, which may not occur due to known and unknown risks, uncertainties and other factors, including the risks described under “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In addition to the risks described in Risk Factors, important factors to consider and evaluate in such forward-looking statements include: (i) general economic conditions and changes in the external competitive market factors which might impact our results of operations; (ii) unanticipated working capital or other cash requirements including those created by our failure to adequately anticipate the costs associated with acquisitions and other critical activities; (iii) changes in our corporate strategy or an inability to execute its strategy due to unanticipated changes; and (iv) our the failure to complete any or all of the transactions described herein on the terms currently contemplated. In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this Risk Factors discussion, there can be no assurance that the forward-looking statements contained in this prospectus will in fact transpire.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We do not undertake any duty to update any of the forward-looking statements after the date of this prospectus to conform such statements to actual results or changes in our expectations.

Emerging Growth Company Status

We are and we will remain an “emerging growth company” as defined under The Jumpstart Our Business Startups Act (the “JOBS Act”), until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1.07 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a “large accelerated filer” (with at least $700 million in public float) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

As an “emerging growth company”, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies.

These provisions include:

•	only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis” disclosure;

•	reduced disclosure about our executive compensation arrangements;

•	no requirement that we hold non-binding advisory votes on executive compensation or golden parachute arrangements; and

•	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

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

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time as we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act (“SOX”) requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On January 1, 2020, we entered a sublease with ICT Investments for 18,000 square feet of manufacturing space on a month-to-month basis at $15,096 per month. In October 2021, the direct lease was signed with landlord for three years and terminates on October 31, 2024.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information. Our common stock is not traded on any securities exchange nor quoted on any broker network.

(b)	Stockholders. As of March 15, 2022, there were four record holders of our common stock.

(c)	Dividends. We have not paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans.

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders1	10,000,000	None	10,000,000

(1) In December 2019 our Board of Directors and a majority of our shareholders approved a 2019 Stock Incentive Plan and authorized the issuance of up to 10,000,000 shares under this plan.

Recent Sales of Unregistered Securities.

Set forth below is information regarding shares of common stock issued, and options granted, by from January 1, 2021 to December 31, 2021.

The offer, sale and issuance of the securities described in the paragraphs above were deemed to be exempt from registration under the Securities Act in reliance on Rule 506 of Regulation D in that the issuance of securities to the accredited investors did not involve a public offering. Each of the recipients of the securities in this transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of these securities in this transaction was an accredited investor under Rule 501 of Regulation D.]

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The data as of December 31, 2021 and 2020, and for the years ended December 31, 2021 and 2020, is derived from our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results for any future period.

Statement of Income

	Year Ended December 31,
	2021	2020
Net Sales	4,190,709	2,154,777
Cost of Goods Sold	1,542,657	949,782
Gross Profit	2,648,051	1,204,995
Expense
Depreciation Expense	160,117	26,409
Amortization Expense	236,130
Interest Expense	49,351
Bad Debt Expense	14,601

G&A Expense	356,580	227,420
Payroll Expenses	1,095,524	767,879
Rent Expense	173,968	172,646
Tax	68
Total Expense	2,086,339	1,194,354
Other Gain	22,682
Net Income	584,394	10,641

Income Per Share

	Year Ended December 31,
	2021	2020
Net income (loss) per share	0.12	0.00
Weighted average shares	4,878,417	29,270,502
Weighted average shares Pro-Forma after 1/6 split	7,878,417
Net income (loss) per share Pro-Forma	0.07	0.00

Statement of Balance Sheet

	Year Ended December 31,
	2021	2020	2019
ASSETS
Cash and Cash Equivalents	615,749	326,713	0
Accounts Receivable	84,365	756,095	0
Inventory	1,790,952	2,172,327	495,150
Other assets	3,000
Fixed Assets	698,580	849,027	0
Intangible Assets	3,167,945	3,184,280	0
Operating lease right-of-use - Other	499,758	196,299	0
TOTAL ASSETS	6,860,349	7,484,742	495,150

LIABILITIES & EQUITY
Current Liabilities	392,431	1,028,749	5,280
Long Term Liabilities	907,013	1,169,373	0
Additional Paid in Capital	5,242,832	4,998,910	478,893
Common stock	48,783	292,705	26,613
Retained Earnings	-4,824	-15,636	0
Dividends Paid	-310,280
Net Income	584,394	10,641	-15,636
Laser Photonics Corp Equity	5,560,905	5,286,620	489,870
TOTAL LIABILITIES & EQUITY	6,860,349	7,484,742	495,150

Dividends Paid per Share	0.07	0.00	0.00

Statement of Cash Flow

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2021	2020
Cash Flows From:
OPERATING ACTIVITIES
Net Income (Loss)	584,394	10,641
Adjustments to reconcile Net Income (Loss) to net cash used in operating activities:
Change in operating assets and liabilities:
Accounts Receivable	671,730	(756,095)
Employee Cash Advances	(3,000)
Equipment Parts Inventory	(41,793)	(690,069
Finished Goods Inventory	19,535	(181,453
Work in process Inventory	7,584	(19,241
Sales Demo Inventory	396,050	(786,414
Accounts Payable	(636,147)	50,476
Unearned product Revenues		779,128
Lease Liability	312,901	225,054
Sales tax payable		12,665
Net cash used in Operating Activities	1,311,254	(1,328,899
INVESTING ACTIVITIES
Depreciation and amortization	160,117	26,409
Purchase of Machinery & Equipment	(9,670)	(794,945
Purchase of Vehicles	(9,989	(9,989
Purchase of Office & Computer Equipment	(39,449	(39,449
Purchase of R&D Equipment	(31,053	(31,053
Purchase of Intangible assets	(219,795)	(3,184,280
Accumulated Amortization	236,130
Purchase of Intangible assets		(3,184,280
Operating lease right-of-use	(303,459)	(196,299
Net cash used in Investing Activities	(136,677)	(4,256,015
FINANCING ACTIVITIES
Proceeds from Notes	(665,084)	926,768
Deferred Lease Liability	(28,755)
Proceeds from PPP Loan	118,578	198,750
Dividents paid	(310,280)
Proceeds from Sale of Common Stock		4,786,110
Net cash provided by Financing Activities	(885,541)	5,911,628
Cash at the beginning of period	0	0
Net cash increase for period	326,714	326,714
Cash at end of period	615,749	$326,714

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	15,456	68
Interest	49,351	43,300

SUPPLEMENTARY CASH FLOW INFORMATION:
Notes Paid During the Year for:
ICT Investments Loan:Note 2	(428,243)	(689,937)
ICT Investments Loan:Note 2	(236,841)	(236,841)
Total Note	(665,084)	(926,778)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis of the results of operations and financial condition of the Company for the years ended December 31, 2021 and 2020 should be read in conjunction with our audited consolidated financial statements and related notes and the description of our business and properties included elsewhere herein.

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

Coronavirus Aid, Relief and Economic Security Act

On March 27, 2020, the U.S. Government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act includes various income and payroll tax provisions. The Company has analyzed the tax provisions of the CARES Act and determined they could have a significant financial impact on our financial statements. On April 27, 2020, the Company received a loan from Axiom Bank, N.A., headquartered in Central Florida in the aggregate amount of $198,750 pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. Under the terms of the PPP, PPP loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The Company has repaid the loan.

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

Net sales. Net sales generated in 2021 showed an increase quarter to quarter driven by the demand for our products in spite of the COVID-19 pandemic that extended and deepened the weak macroeconomic environment prevailing at the end of 2020. In addition to these factors, sales were not affected by declines in average sales prices by competitors due to our offering lower prices, quality control and proprietary knowhow and technology compared to other laser cleaning companies with competing technologies.

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

Major customers. While we would expect to depend on current customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our current customers as a percentage of our annual net sales were 65% in 2021. Our new customers accounted for 35 --% of our net sales in 2021. We seek to add new customers and to expand our relationships with existing customers.

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

Inventory — Inventory is stated at the lower of cost (first-in, first-out method) or market value. Inventory includes parts and components that may be specialized in nature and subject to rapid obsolescence. We maintain a reserve for excess or obsolete inventory items. Inventories are written off and charged to cost of goods sold when identified as excess or obsolete. If future sales differ from these forecasts, the valuation of excess and obsolete inventory may change and additional inventory provisions may be required. Because of our vertical integration, a significant or sudden decrease in sales could result in a significant change in the estimates of excess or obsolete inventory valuation. On December 31, 2021, we recorded $292,268 in Inventory Obsolescence.

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

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated in dollar amounts and expressed as a percentage of net sales:

We reported gross sales of $5,290,176 and generated revenues of $4,190,709 for the year ended December 31, 2021. For the year ended December 31, 2021, we reported cost of goods sold of $1,542,657, general and administrative expenses of $356,580, depreciation expense of $160,117, amortization expenses of $236,130, payroll expenses of $1,095,524 and rent of $173,968. As a result, we reported a net income before provision for income tax of $584,394.

Statement of Income

	Year Ended December 31,
	2021	2020
Net Sales	4,190,709	2,154,777
Cost of Goods Sold	1,542,657	949,782
Gross Profit	2,648,051	1,204,995
Expense
Depreciation Expense	160,117	26,409
Amortization Expense	236,130
Interest Expense	49,351
Bad Debt Expense	14,601

G&A Expense	356,580	227,420
Payroll Expenses	1,095,524	767,879
Rent Expense	173,968	172,646
Tax	68
Total Expense	2,086,339	1,194,354
Other Gain	22,682
Net Income	584,394	10,641

Liquidity and Capital Resources

For the year ended December 31, 2021, our liquidity needs were met through the financing and operating activity

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	Year ended December 31
	2021	2020
Net cash provided by Operating Activities	998,353	(1,328,899)
Net cash provided by Investing Activities	-136,677	(4,256,015)
Net cash provided by Financing Activities	-572,640	5,911,628
Cash at the beginning of period	326,713	0
Net cash increase for period	289,036	326,714
Cash at end of period	615,749	326,714

As of December 31, 2021, we had $2,494.066 in current assets, comprised of $ 615,749 in cash, $84,365 in accounts receivable and $1,790,952 in inventory, compared to $3,255,135 in current assets, comprised of $ 326,713 in cash, $1,899,674 in accounts receivable and $12,172,327 in inventory,, at December 31, 2020. Current liabilities at December 31, 2021, totaled $392,431compared to $1,028,749 at December 31, 2020. As a result, on December 31 2021, we had $2,101,636 in total working capital in comparison to 2,226,387 at December 31 2020:

	Year Ended December 31,
	2021	2020
Cash And Cash Equivalents	$615,749	$326,713
Working Capital (excluding cash and cash equivalents)	$1,485,887	$1,899,674
Total Working Capital	$2,101,636	$2,226,387

If we require financing for growth and cannot raise funds through a private placement of our equity or debt securities, or secure a loan, we would be required to operate at a moderate level to sustain operation. Unless we are able to increase our sales, we must raise cash to implement our strategy to grow and expand in accordance with our business plan.

We anticipate our short-term liquidity needs to be approximately $4,5M which will be used to increase our sales staff and manufacturing capacity. Since we expect gross profits of approximately $1,0M_ we would need to raise $3,5M to cover the negative cash flow. To meet these financial needs, we intend to seek debt or equity financing. Once this is completed, and we implement our sales and marketing plan to sell our laser cleaning products, we anticipate minimal long-term liquidity needs which we expect to meet through short-term borrowings or equity financing.

Additionally, we will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. Our management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time our management has to implement our business plan and may delay our anticipated growth plans. We anticipate over the next 12 months the cost of being a reporting public company will be approximately $650,000.

The following table details our line-of-credit facilities and long-term notes as of December 31, 2021:

Description	Total Facility/ Note (in thousands)	Interest Rate	Maturity	Security
Long-term Unsecured Note (1)	$440.0	Fixed at 6.0%	January 2023	Unsecured
Long-term Unsecured Note (2)	$745.4	Fixed at 6.0%	December 2023	Unsecured

(1) At maturity, the outstanding note balance will be $0.0.

(2) At maturity, the outstanding note balance will be $0.0.

In January 2020, the Company issued a promissory note to ICT in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023. This note may be prepaid in whole or in part. As of December 31, 2021, the Note was paid in full and there is no unpaid principal amount of the this note

In October 2020, the Company issued a second promissory note to ICT in the principal amount of $745,438 bearing 6% annual interest with a maturity date of December 31, 2023. This Note may be prepaid in whole or in part. As of December 31, 2021, the unpaid principal amount of the note was $261,684.

Lease Liability

We are leasing our manufacturing facility from the landlord with monthly payments and recording those expenses as rent expense. On September 30, 2021, we entered into a lease agreement for 18,000 sf of manufacturing space on a 3 year basis at a cost of $15,096 per month. Our facility is currently equipped with three of our latest advanced laser cleaning demonstration models. It has a materials stock room, ramp and high dock in the warehouse with loading and moving equipment. It also has a machine shop, electronic assembly and equipment assembly area.

As of December 31, 2021, the amount of the recorded lease liability less the current portion was $328,001.

We adopted ASU 2016-02 effective as of January 1, 2020, utilizing the cumulative-effect adjustment transition method of adoption, which resulted in the recognition on our balance sheet as of December 31, 2021, of $499,758 of right-of-use assets for operating leases and $171,757 of current operating lease liability.

The maturity date of our facility operating lease is November 1, 2024.

The maturity amounts of our lease liabilities are as follows:

Year Ending December 31,	Operating leases
2022	$174,748
2023	$179,990
2024	$135,983

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

As of December 31, 2021, Company recorded $0.13 net income per share.

	Year Ended December 31,
	2021	2020
Net Income/loss	584,394	10,641
Net income (loss) per Share	0.13	0.00
Weighted average shares	4,434,869	4,434,869

Off-Balance Sheet Arrangements

As of December 31, 2021, we have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Laser Photonics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Laser Photonics Corporation as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2019

Lakewood, CO

March 31, 2022

We have served as the Company’s auditor since 2019

BALANCE SHEET

LASER PHOTONICS CORPORATION

BALANCE SHEET

DECEMBER 31, 2021 and DECEMBER 31, 2020

	Year Ended December 31,
	2021	2020
ASSETS
Cash and Cash Equivalents	615,749	326,713
Accounts Receivable	84,365	756,095
Inventory	1,790,952	2,172,327
Other assets	3,000
Fixed Assets	698,580	849,027
Intangible Assets	3,167,945	3,184,280
Operating lease right-of-use - Other	499,758	196,299
TOTAL ASSETS	6,860,349	7,484,742

LIABILITIES & EQUITY
Current Liabilities	392,431	1,028,749
Long Term Liabilities	907,013	1,169,373
Additional Paid in Capital	5,242,832	4,998,910
Common stock	48,783	292,705
Retained Earnings	(4,824)	(15,636)
Dividends Paid	(310,280)
Net Income	584,394	10,641
Laser Photonics Corp Equity	5,560,905	5,286,620
TOTAL LIABILITIES & EQUITY	6,860,349	7,484,742

Dividends Paid per Share	0.07	0.00

See accompanying notes to financial statement

STATEMENTS OF PROFIT AND LOSS

LASER PHOTONICS CORPORATION

STATEMENTS OF PROFIT AND LOSS

DECEMBER 31, 2021 and DECEMBER 31, 2020

	Year Ended December 31,
	2021	2020
Net Sales	4,190,709	2,154,777
Cost of Goods Sold	1,542,657	949,782
Gross Profit	2,648,051	1,204,995
Expense
Depreciation Expense	160,117	26,409
Amortization Expense	236,130
Interest Expense	49,351
Bad Debt Expense	14,601

G&A Expense	356,580	227,420
Payroll Expenses	1,095,524	767,879
Rent Expense	173,968	172,646
Tax	68
Total Expense	2,086,339	1,194,354
Other Gain	22,682
Net Income	584,394	10,641

Income per share
Net income (loss) per share	0.12	0.00
Weighted average shares	4,878,417	29,270,502
Weighted average shares Pro-Forma after 1/6 split	7,878,417
Net income (loss) per share Pro-Forma	0.07	0.00

See accompanying notes to financial statements

STATEMENTS OF LIABILITY AND STOCKHOLDERS’ EQUTY

LASER PHOTONICS CORPORATION

STATEMENTS OF LIABILITY AND STOCKHOLDERS’ EQUTY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2021

			Additional
	Common Stock		Paid In	Accumulated	Stockholder'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2020	2,661,316	$26,613	$478,893	$(15,636)	$489,870

Shares issued to acquire fixed assets	900,000	9,000	149,456		158,456

Net loss for the three months ended March 31, 2020	-	-	-	(140,355)	(140,355

Balance, March 31, 2020	3,561,316	$35,613	$628,349	$(155,991)	$507,971

Net income for the three months ended June 30, 2021	-	-	-	123,333	123,333

Balance, June 30, 2020	3,561,316	$35,613	$628,349	$(32,658)	$631,304

Net income for the three months ended September 30, 2020				16,469	16,469

Balance September 30, 2020	3,561,316	$35,613	$628,349	$(16,189)	$647,773,

Balance, January 1, 2021	29,270,502	$292,705	$4,998,911	$(4,995)	$5,286,621

Net income for the three months ended March 31, 2021	-	-	-	123,333	123,333

Balance, March 31, 2021	29,270,502	$292,705	$4,998,911	$118,338	$5,409,954

Net income for the three months ended June 30, 2021	-	-	-	265,482	265,482

Balance, June 30, 2021	29,270,502	$292,705	$4,998,911	$383,820	$5,675,436

Net income for the three months ended September 30, 2021	-	-	-	155,174	155,174

Balance, September 30, 2021	29,270,502	$292,705	$4,998,911	$538,994	$5,830,610

Net income for the three months ended December 31, 2021	-	-	-	40,576	42,228

Distribution as of December 31, 2021	-	-	-	310,280	310,280

Balance, December 31, 2021	29,270,502	$292,705	$4,998,911	$269,290	$5,560,906

Balance, December 31, 2021 after 1/6 split. 100,000,000 authorized at 0.001.	4,878,417	$48,784	$5,286,738	$269,290	$5,560,906

See accompanying notes to financial statements

STATEMENTS OF CASH FLOWS

LASER PHOTONICS CORPORATION

STATEMENTS OF CASH FLOWS

DECEMBER 31, 2021 AND DECEMBER 31, 2020

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2021	2020
Cash Flows From:
OPERATING ACTIVITIES
Net Income (Loss)	584,394	10,641
Adjustments to reconcile Net Income (Loss) to net cash used in operating activities:
Change in operating assets and liabilities:
Accounts Receivable	671,730	(756,095)
Employee Cash Advances	(3,000)
Equipment Parts Inventory	(41,793)	(690,069
Finished Goods Inventory	19,535	(181,453
Work in process Inventory	7,584	(19,241
Sales Demo Inventory	396,050	(786,414
Accounts Payable	(636,147)	50,476
Unearned product Revenues		779,128
Lease Liability	312,901	225,054
Sales tax payable		12,665
Net cash used in Operating Activities	1,311,254	(1,328,899
INVESTING ACTIVITIES
Depreciation and amortization	160,117	26,409
Purchase of Machinery & Equipment	(9,670)	(794,945
Purchase of Vehicles	(9,989	(9,989
Purchase of Office & Computer Equipment	(39,449	(39,449
Purchase of R&D Equipment	(31,053	(31,053
Purchase of Intangible assets	(219,795)	(3,184,280
Accumulated Amortization	236,130
Purchase of Intangible assets		(3,184,280
Operating lease right-of-use	(303,459)	(196,299
Net cash used in Investing Activities	(136,677)	(4,256,015
FINANCING ACTIVITIES
Proceeds from Notes	(665,084)	926,768
Deferred Lease Liability	(28,755)
Proceeds from PPP Loan	118,578	198,750
Dividents paid	(310,280)
Proceeds from Sale of Common Stock		4,786,110
Net cash provided by Financing Activities	(885,541)	5,911,628
Net cash increase for period	0	0
Cash at the beginning of period	326,714	326,714
Cash at end of period	615,749	$326,714

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	15,456	68
Interest	49,351	43,300

SUPPLEMENTARY CASH FLOW INFORMATION:
Notes Paid During the Year for:
ICT Investments Loan:Note 2	(428,243)	(689,937)
ICT Investments Loan:Note 2	(236,841)	(236,841)
Total Note	(665,084)	(926,778)

See accompanying notes to financial statements

5

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had $326,714 of cash.

Accounts Receivable

Trade accounts receivable are recorded net of allowance for expected uncollectible accounts. The Company extends credit to its customers in the normal course of business and performs on-going credit evaluations of its customers. All accounts, or portions thereof, that are deemed uncollectible are written off to bad debt expense, as incurred. In addition, most sales orders are not accepted without a substantial deposit. As of December 31, 2021, the Company’s ledger had $756,095 as an allowance/ provision for collectible accounts.

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

At December 31, 2021, and December 31, 2020, respectively, the Company’s inventory consisted of the following:

Inventory	Dec 31, 21	Dec 31, 20
Equipment Parts Inventory	731,863	690,070
Finished Goods Inventory	161,918	181,453
Sales Demo Inventory	885,514	1,281,564
Work in process Inventory	11,657	19,241
Total Inventory	1,790,952	2,172,328

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

On December 31, 2021, the Company recorded $292,268 in inventory obsolescence in comparison to $63,323 of inventory was obsolete on December 31, 2020.

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

Machinery and Equipment

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company will use other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Category	Economic Useful Life
Office furniture and fixtures	3-5 years
Machinery and equipment	5-7 years
Intangible Assets	7-12 years

	December 31 st
Fixed Assets	2021	2020
Accumulated Depreciation	(186,526)	(26,409)
Machinery & Equipment	797,695	794,945
Office & Computer Equipment	8,420	8,420
Office Furniture	31,029	31,029
R&D Equipment	37,973	31,053
Vehicles	9,989	9,989
Total Fixed Assets	698,580	849,027

As of December 31, 2020, the Company recorded $698,580 of capital assets net of depreciation in comparison to $849,027 recorded on December 31, 2020. Accordingly, depreciation as of December 31, 2021 was recorded at $160,117 in comparison to $26,409 on December 31 2020..

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

	December 31st
Intangible Assets	2021	2020
Accumulated Amortization	(236,130)	0
Customer Relationships	211,000	211,000
Equipment Design Documentation	2,675,000	2,675,000
Operational Software & Website	301,275	298,280
Trademarks	216,800	0
Total Intangible Assets	3,167,945	3,186,300

As of December 31, 2020, the Company had $3,167,945 of intangible property.

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

Liabilities

Liabilities Consist of Current Liabilities and Long Term Liabilities.

	31-Dec-21	31-Dec-20
Liabilities
Current Liabilities
Accounts Payable	105,493	55,756
Deferred Revenue	91,775	779,128
Credit cards	7,950	0
Lease liability current portion	171,757	181,199
Sales Tax Liability	15,456	12,665
Total Current Liabilities	392,431	1,028,749
Long Term Liabilities	907,013	1,169,373
Total Liabilities	1,299,444	2,198,122

As of December 31, 2021, and December 31, 2020, total liabilities were recorded at $1,299,444 and  $2,198,122, respectively.

Current Liabilities

Our current liabilities consist of accounts payable,  deferred revenue, Credit Cards liability, and current portion of Lease liability..

Sales Tax Liability

Sales tax liability is created when the Company sells equipment and services to another entity located in the State of Florida. Currently the sales tax rate in the Company’s County of business is 6.5%. As of December 31, 2021, our sales tax liability was recorded at $15,456 compared to $12,665 recorded at December 31, 2020.

Accounts Payable

Accounts payable consist of short-term liability to our vendors and sub-contractors, who extend credit terms to the Company or deliver goods or services with delayed payment terms. As of December 31, 2021, and December 31, 2020, our accounts payable were recorded at $105,493 and $55,756, respectively.

Deferred Revenue

The Company requires deposits on most sales orders. These deposits are recorded as deferred revenue until such time as the revenue recognition criteria for that project are order is completed. As of December 31, 2021, and December 31, 2020 the Company’s deferred revenue liabilities were recorded at $91,775 and $779,128, respectively.

Long Term Liabilities

Our long-term liabilities include a promissory note to ICT in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023 and . This Note may be prepaid in whole or in part. As of December 31, 2021, the unpaid principal amount of the Note was $399,347.

	December 31
Long Term Liabilities	2021	2020
ICT Investments Loan
Note 2	261,684	689,927
Note1	0	236,841
Total ICT Investments Loan	261,684	926,768
Deferred Rent Liability	0	28,755
Lease liability - less current - Other	328,001	15,100
Total Lease liability - less current	328,001	43,855
PPP Loan	317,328	198,750
Total Long Term Liabilities	907,013	1,169,373
Total Liabilities	1,299,444	2,508,231

Our long term liabilities include a PPP Loan from Axiom Bank, promissory notes to ICT, and long term lease liability. The Notes to ICT may be prepaid in whole or in part.

In January 2020, the Company issued a promissory note to ICT in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023. This Note may be prepaid in whole or in part. As of December 31st, 2021, the unpaid principal amount of the Note was $0 and as of December 31 2020 $181,330.

In October 2020, the Company issued a second promissory note to ICT in the principal amount of $745,438 bearing 6% annual interest with a maturity date of December 31, 2023. This Note may be prepaid in whole or in part. As of December 31, 2021, the unpaid principal amount of the Note was 261,684 and as of December 31 2020 $689,926.

As of December 31, 2020, the total unpaid principal amount of the Notes was $261,864.

Liquidity and Capital Resources

For the year ended December 31, 2021, the Company’s liquidity needs were met through the financing activity and ongoing support of the ICT Investments.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	Year ended December 31
	2021	2020
Net cash provided by Operating Activities	998,353	(1,328,899)
Net cash provided by Investing Activities	(136,677)	(4,256,015)
Net cash provided by Financing Activities	(572,640)	5,911,628
Cash at the beginning of period	326,713	0
Net cash increase for period	289,036	326,714
Cash at end of period	615,749	326,714

On December 31 2021, the Company had $2,101,635 in total working capital, in comparison to $2,226,387 on December 31 2020:

	Year Ended December 31,
	2021	2020
Cash And Cash Equivalents	615,749	326,713
Working Capital (excluding cash and cash equivalents)	1,485,887	1,899,674
Total Working Capital	2,101,636	2,226,387

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

On December 31 2021 the Company recorded $0.07 per share, while as of December 31, 2020, the Company recorded $0.01 net income per share.

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

In January 2020, the Company issued a promissory note 1 to ICT in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023. This Note may be prepaid in whole or in part. As of December 31, 20, the Note was paid in full.

In October 2020, the Company issued a promissory note 2 to ICT in the principal amount of $745,438 bearing 6% annual interest with a maturity date of December 31, 2023. This Note may be prepaid in whole or in part. As of December 31, 2021, the unpaid principal amount of the Note was $261,684.

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

The Company initially entered into a lease with ICT Investments, the Company’s largest shareholder. In January 2020 we assumed the entire lease and on September 30, 2021 entered into a direct lease with the landlord. The Company’s current monthly lease payments of $15,096 represent a direct payment to the landlord and a fair market rate for comparable leases.

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

On December 31, 2020, the Company’s Marketing Adviser and Director, Tatiana Nikitina, received directly from ICT Investments 200,000 shares in form of re-assignment for recognition of her efforts and success establishing of Marketing Department in 2020.

NOTE 4 – STOCKHOLDERS’ EQUITY/DEFICIT

As of December 31, 2021, the Company did not had a stockholder deficit. Stockholder equity as of December 31, 2021 was 6,860,349, while on December 31 2020 $5,286,620.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company has committed to lease 18,000 SF of manufacturing space with the monthly cost of $15,096 per months. The lease commitment expires on October 28, 2024.

NOTE 6 – ADVANCES

During its operations in the fiscal year ended December 31, 2021, the Company did not accrue any costs which were not paid through the cash proceeds or the sale of capital stock.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our executive officers, key employees and directors as of December 31, 2021.

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

Certificate of Incorporation

Our certificate of incorporation contains provisions that limit the liability of our current and former directors for monetary damages to the fullest extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for any breach of fiduciary duties as directors, except liability for:

•	any breach of the director’s duty of loyalty to the corporation or its stockholders;
•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•	unlawful payments of dividends or unlawful stock repurchases or redemptions; or
•	any transaction from which the director derived an improper personal benefit.

Such limitation of liability does not apply to liabilities arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

Our certificate of incorporation authorizes us to indemnify our director, officers, employees and other agents to the fullest extent permitted by Delaware law.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy

This section discusses the principles underlying our policies and decisions with respect to the compensation of our executive officers and what we believe are the most important factors relevant to an analysis of these policies and decisions. This section also describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers as of December 31, 2021 and 2020. Our three “named executive officer” for 2020 were Wayne Tupuola, Tatiana Nikitina and Arnold Bykov. The compensation of our other current executive officers is based on individual terms approved by our board of directors.

Our compensation committee oversees these compensation policies and, together with our board of directors, periodically evaluates the need for revisions to ensure our compensation program is competitive with the companies with which we compete for executive talent.

Objectives and Philosophy of Our Executive Compensation Program

The primary objectives of the board of directors in designing our executive compensation program are to:

•	attract, retain and motivate experienced and talented executives;

•	ensure executive compensation is aligned with our corporate strategies, research and development programs and business goals;

•	recognize the individual contributions of executives while fostering a shared commitment among executives by aligning their individual goals with our corporate goals;

•	promote the achievement of key strategic, development and operational performance measures by linking compensation to the achievement of measurable corporate and individual performance goals; and

•	align the interests of our executives with our stockholders by rewarding performance that leads to the creation of stockholder value.

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

•

annual establishment of corporate and individual objectives for our performance-based cash bonus programs for our executive officers, which we expect to be consistent with our annual operating and strategic plans, designed to achieve the proper risk/reward balance and not require excessive risk taking to achieve;

•

the mix between fixed and variable, annual and long-term and cash and equity compensation, which we expect to be designed to encourage strategies and actions that balance the company’s short-term and long-term best interests; and

•	equity incentive awards that vest over a period of time, which we believe will encourage executives to take a long-term view of our business.

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

Summary Compensation Table

Since neither of our named executive officers received any compensation from the Company during the fiscal years ended December 31, 2021 and 2020, there is no compensation to them reflected in this Summary Compensation Table.

SUMMARY COMPENSATION TABLE

Name and Principal Occupation	Year	Salary($)	Bonus($)	Stock Awards($)	OptionAwards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total($)

Wayne Tupuola	2021	$0	$0	$0	$0	$0	$0	$0	$0
	2020	$73,217	$0	$0	$0	$0	$0	$73,217	$73,217

Tatiana Nikitina	2021	$0	$0	$0	$0	$0	$0	$0
	2020	$70,150	$0	$0	$0	$0	$0	$70,150	$70,150

Grants of Plan-Based Awards in 2021

There were no grants of plan-based awards to our named executive officers during the fiscal years ended December 31, 2020 and as of December 31, 2021.

Outstanding Equity Awards at December 31, 2021

There were no outstanding equity awards held by our named executive officers as of December 31, 2021.

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

2021 Director Compensation

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

In addition, our certificate of incorporation limits the personal liability of directors for breach of fiduciary duty to the maximum extent permitted by the Delaware General Corporation Law and provides that no director will have personal liability to us or to our stockholders for monetary damages for breach of fiduciary duty or other duty as a director. However, these provisions do not eliminate or limit the liability of any of our directors for:

•	any breach of the director’s duty of loyalty to the corporation or its stockholders;
•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•	unlawful payments of dividends or unlawful stock repurchases or redemptions; or
•	any transaction from which the director derived an improper personal benefit.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2021, certain information concerning the beneficial ownership of our capital stock, including our common stock, and stock options as converted into common stock basis, by:

•	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;
•	each director;
•	each named executive officer;
•	all of our executive officers and directors as a group; and
•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

The column entitled “Percentage of Class” is based on 4,878,417 shares of common stock outstanding as of December 31, 2021. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2021, are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Name and Address(1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Wayne Tupuola	101,759	2.09%
ICT Investments, LLC (2)	4,688,695	96.11%
Tatiana Nikitina	41,667	0.85%
Arnold Bykov	46,296	0.95%
Total	4,878,417	100.00%
All Officers and Directors as a Group	189,722	3.89%

(1) Unless otherwise indicated, the address of such individual is c/o the Company.

(2) Dmitriy Nikitin has voting control through his ownership of all membership interests of ICT Investments, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since December 31, 2020, we have engaged in the following transactions in an amount that exceeds $39,899 (one percent of the average of our total assets for our last two fiscal years) with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities, and our co-founders. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

In January 2020, we issued a promissory note to ICT Investments in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023. This Note may be prepaid in whole or in part. As of December 31, 2021, the note has been paid in full.

In October 2020, we issued a second promissory note to ICT Investments in the principal amount of $745,438 bearing 6% annual interest with a maturity date of December 31, 2023. This Note may be prepaid in whole or in part. As of December 31, 2021, the unpaid principal amount of the Note was $266,013.

We initially entered into a lease with ICT Investments, our largest stockholder, on December 1, 2019. In January 2021 we assumed the entire lease and entered in direct lease with the landlord. Our monthly lease payments of $14,377.50 represent a direct payment to the landlord and a fair market rate for comparable leases.

Policies and Procedures for Related Person Transactions

Our board of directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds the lesser of one percent of the average of our total assets for our last two fiscal years or $120,000, and one of our executive officers, directors, director nominees or 5% stockholders (or their immediate family members), each of whom we refer to as a “related person,” has a direct or indirect material interest.

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

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the committee will review and consider:

•	the related person’s interest in the related person transaction;

•	the approximate dollar value of the amount involved in the related person transaction;

•	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in the ordinary course of our business;

•	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;

•	the purpose of, and the potential benefits to us of, the transaction; and

•

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

•

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

•	a transaction that is specifically contemplated by provisions of our charter or by-laws.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Board of Directors has approved BF Borgers CPA PC (“BFG”) to continue as our independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2021.

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

Fees Paid to the Independent Registered Public Accounting Firm

The following table sets forth fees billed with respect to the years ended December 31, 2021 and 2020:

	31-Dec-21	31-Dec-20
Audit Related Fees
Audit related Accounting Fees	50,700	15,000
Audit Fees	9,698	6,970
Total Audit Related Fees	60,398	21,970

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

Auditor Independence

In our fiscal year ended December 31, 2021, there were no professional services provided, other than those listed above, that would require our Board of Directors to consider their compatibility with maintaining the independence of BF Borgers CPA PC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

INDEX TO FINANCIAL STATEMENTS

(a)	Financial Statements filed as part of this Form 10-K:

Laser Photonics, Corporation December 31, 2021 and 2020 Audited Financial Statements

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

Laser Photonics Corporation

March 31, 2022	By:	/s/ Wayne Tupuola
	Name:	Wayne Tupuola
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

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

Laser Photonics Corporation

March 31, 2022	By:	/s/ Wayne Tupuola
	Name:	Wayne Tupuola
	Title:	Chief Executive Officer and Principal Financial Officer

March 31, 2022	By:	/s/ Tatiana Nikitina
	Name:	Tatiana Nikitina
	Title:	Director

March 31, 2022	By:	/s/ Arnold Bykov
	Name:	Arnold Bykov
	Title:	Director

EXHIBIT INDEX

Exhibit	Description
3.1+	Certificate of Incorporation of the Registrant

3.2+	Bylaws of the Registrant

4.1+	Specimen Stock Certificate evidencing the shares of Common Stock

10.1*+	Laser Photonics Corporation 2019 Stock Incentive Plan

10.2+	Sublease Agreement dated December 1, 2019 between Laser Photonics Corporation and ICT Investments, LLC

10.3+	Exclusive License Agreement dated January 2, 2020 between Laser Photonics Corporation and ICT Investments, LLC

10.4+	Promissory Note dated January 30, 2020 issued by Laser Photonics Corporation to ICT Investments, LLC

14.1	Code of Ethics

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________

* Indicates management contract or compensatory plan

+ Incorporated by reference to the Company's Form 10 filed with the Securities and Exchange Commission on April 30, 2020

