Form 10-Q
period 2022-03-31
Laser Photonics Corp
filed 2022-05-19
CIK 1807887

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

As of May 18, 2022, the registrant had 4,878,417 shares of common stock, par value $.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LASER PHOTONICS CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$466,513	$615,749
Accounts receivable, net	737,555	84,365
Inventory	1,924,028	1,790,952
Total Current Assets	3,128,096	2,491,066

Other Assets	4,406	3,000

Property and equipment, net	671,305	698,580

Intangible assets	3,109,455	3,167,945

Operating lease right of use asset	454,469	499,758

Total Assets	$7,367,731	$6,860,349

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$201,989	$113,443
Sales tax payable	15,456	15,456
Current portion of operating lease payable	126,468	171,757
Deferred revenue	506,434	91,775
Total Current Liabilities	850,347	392,431

Non-current Liabilities
Loan payable – related party	-	261,684
PPP loans payable	251,778	317,328
Operating lease payable	328,001	328,001
Total Non-current Liabilities	579,779	907,013

Total Liabilities	1,430,126	1,299,444

Commitments and contingencies (Note 3)

Stockholders’ Equity
Common stock par value $0.01: 100,000,000 shares authorized; 4,878,417 issued and outstanding as of March 31, 2022 and December 31, 2021	48,783	48,783
Additional paid in capital	5,242,832	5,242,832
Retained earnings (deficit)	645,990	269,290
Total Stockholders’ Equity	5,937,605	5,560,905

Total Liabilities and Stockholders’ Equity	$7,367,731	$6,860,349

See accompanying notes to financial statements

3

LASER PHOTONICS CORPORATION

STATEMENTS OF PROFIT AND LOSS

(UNAUDITED)

	Three months ended March 31,
	2022	2021
Net Sales	1,212,084	976,025
Cost of Goods Sold	298,588	357,020
Gross Profit	913,496	619,005
Expense
Depreciation and Amortization	89,961	98,640
G&A Expense	144,242	89,081
Interest Expense	4,408	16,241
Payroll Expense	252,897	253,560
Rent Expense	45,289	43,133
Tax	-	68
Total Expense	536,797	500,723
Net Income	376,699	118,282

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31, 2022	Three months ended March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$376,699	$118,282
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	89,961	95,890
Non-cash lease expense - right-of-use asset	45,289	43,133
Changes in operating assets and liabilities:
Accounts receivable	(653,191)	137,964
Other assets	(1,406)	-
Inventory	(133,076)	188,632
Deferred revenue	414,659	(582,295)
Accounts payable and sales tax payable	88,547	(49,710)
Operating lease liability	(45,289)	(43,133)
Net Cash Provided By (Used In) Operating Activities	182,193	(91,237)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash outlay for fixed assets
Cash outlay for intangible assets	(4,195)	(2,995)
Net Cash Used In Investing Activities	(4,195)	(2,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) PPP loans	(65,550)	198,750
Proceeds from (repayment of) loan payable – related party	(261,684)	(50,459)
Net Cash (Used In) Provided by Financing Activities	(327,234)	148,291

Net Change in Cash	(149,236)	54,059
Cash - Beginning of period	615,749	326,713
Cash - End of period	$466,513	$380,772

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Quarter for:

Interest	$4,408	$16,241

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

Three Months Ended March 31, 2022

			Additional
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022 after 1/6 split. 100,000,000 authorized at 0.001	4,878,417	$48,783	$5,242,832	$269,291	$5,560,906

Net income for the three months ended March 31, 2022	-	-	-	376,699	376,699

Balance, March 31, 2022	4,878,417	$48,783	$5,242,832	$645,990	$5,937,605

Three Months Ended March 31, 2021

			Additional
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2021	29,270,502	$292,705	$4,998,911	$(4,995)	$5,286,621

Net income for the three months ended March 31, 2021	-	-	-	123,333	123,333

Balance, March 31, 2021	29,270,502	$292,705	$4,998,911	$118,338	$5,409,954

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Laser Photonics Corporation (the “Company”) was formed under the laws of Wyoming on November 8, 2019. The Company changed its domicile to Delaware on March 5, 2021. The Company is a vertically integrated manufacturing company for photonics based industrial products and solutions, primarily disruptive laser cleaning technologies. The vertically integrated operations allows the Company to reduce development and advanced laser equipment manufacturing time, offer better prices, control quality and protect proprietary knowhow and technology compared to other laser cleaning companies and companies with competing technologies.

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

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on our results of future operations, financial position, and liquidity in fiscal year 2022.

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

Accounts Receivable

Trade accounts receivable are recorded net of allowance for expected uncollectible accounts. The Company extends credit to its customers in the normal course of business and performs on-going credit evaluations of its customers. All accounts, or portions thereof, that are deemed uncollectible are written off to bad debt expense, as incurred. In addition, most sales orders are not accepted without a substantial deposit. As of March 31, 2022, the balance of collectible accounts was $737,555.

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method. The Company has four principal categories of inventory:

Sales demonstration inventory - Sales demonstration inventory represents completed product used to support our sales force for demonstrations and held for sale. Sales demonstration inventory is held in our demo facilities or by our sales representatives for up to three years, at which time it would be refurbished and transferred to finished goods as used equipment, stated at the lower of cost or net realizable value. The Company expects these refurbished units to remain in finished goods inventory and sold within 12 months at prices that produce reduced gross margins.

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

At March 31, 2022 and December 31, 2021, respectively, our inventory consisted of the following:

	March 31, 2022	December 31, 2021
Inventory
Equipment Parts Inventory	690,948	731,863
Finished Goods Inventory	327,743	161,918
Sales Demo Inventory	862,090	885,514
Work in process Inventory	43,247	11,657
Total Inventory	1,924,028	1,790,952

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

Machinery and Equipment

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Category	Economic Useful Life
Office furniture and fixtures	3-5 years
Machinery and equipment	5-7 years
Intangible Assets	7-12 years

	March 31, 2022	December 31, 2021
Capital Assets
Equipment and Furniture
Accumulated Depreciation	(213,802)	(186,526)
Machinery & Equipment	797,696	797,695
Office and Computer Equipment	8,420	8,420
Office Furniture	31,029	31,029
R&D Equipment	37,973	37,973
Vehicles	9,989	9,989
Total Capital Assets	671,305	698,580

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

Intangible Assets	March 31, 2022	December 31, 2021
Accumulated Amortization	(298,815)	(236,130)
Customer Relationships	211,000	211,000
Equipment Design Documentation	2,675,000	2,675,000
Operational Software & Website	305,470	301,274
Trademarks	216,800	216,800
Total Intangible Assets	3,109,455	3,167,944

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

Current Liabilities

Our current liabilities consist of accounts payable, accrued liabilities, sales tax payable, current portion of operating lease payable and deferred revenue. Sales tax liability is created when the Company sells equipment and services to another entity located in the State of Florida. Currently the sales tax rate in Orange County, our place of business, is 6.5%. As of March 31, 2022, our sales tax liability was recorded at $15,456.

Deferred Revenue

The Company requires deposits for most sales orders. These deposits are recorded as deferred revenue until such time as the revenue recognition criteria for that project or order is completed. As of March 31, 2022, our deferred revenue was recorded at $506,434 compared to $91,775 recorded at December 31, 2021.

Liquidity and Capital Resources

For the three months ended March 31, 2022, our liquidity needs were met through cash from our operations.

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities:

	For three Months ending March 31,
	2022	2021
Net cash provided by Operating Activities	182,193	(91,237)
Net cash provided by Investing Activities	(4,195)	(2,995)
Net cash provided by Financing Activities	(327,234)	148,291

As of March 31, 2022, the Company had $466,513 in cash, $2,661,583 in current assets (without cash and cash equivalents) and $850,347 in current liabilities.

As a result, on March 31, 2022, the Company had $2,277,749 in total working capital, compared to $2,098,635 of total working capital at December 31,2021.

Net Earnings/Loss per Share

Basic Earnings/Loss per share is calculated by dividing the Earnings/Loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted Earnings/Loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted Earnings/Loss per share is computed by dividing the Earnings/Loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution.

Revenue Recognition

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Refunds and returns, which are minimal, are recorded as a reduction of revenue. Payments received by customers prior to our satisfying the above criteria are recorded as unearned income in the combined balance sheets.

All revenues were reported net of any sales discounts or taxes.

Long Term Liabilities

In January 2021, the Company issued a promissory note to ICT in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023. This note may be prepaid in whole or in part. As of December 31st, 2021, this note was paid in full.

In October 2021, the Company issued a second promissory note to ICT in the principal amount of $745,438 bearing 6% annual interest with a maturity date of December 31, 2023. This note may be prepaid in whole or in part. As of December 31st, 2021, the unpaid principal amount of this note was $261,684 and as of March 31, 2022, this note was paid in full.

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

The carrying amount of our financial instruments approximates their fair value as of March 31, 2021, due to the short-term nature of these instruments.

Tax Loss Carryforwards

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Off-Balance Sheet Arrangements

During the quarter ended March 31, 2022, the Company did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company has committed to the Landlord to lease 18,000 SF of manufacturing space with the monthly cost of $15,096. The lease commitment expires on October 20, 2024.

NOTE 4 – SUBSEQUENT EVENTS

On April 29, 2022, we entered into a Forbearance Agreement with Axiom Bank regarding the one unpaid PPP loan totaling $203,458, comprised of the in the unpaid principal amount of $198,750, unpaid interest of $2,208 and $2,500 in attorneys’ fees and costs. Under the terms of the Forbearance Agreement, we paid $67,819 on April 30, 2022 and will pay $67,819 on or before May 31, 2022 and $67,819 on or before June 30, 2022.

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

On April 27, 2020, the Company received a First Draw loan in the amount of $198,750 pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act, and on March 26, 2021, the Company received a Second Draw loan from Axiom Bank, N.A., headquartered in Central Florida, in the amount of $198,750 pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The total aggregate amount of PPP Loans received by the Company by March 31, 2022 was $397,500. Under the terms of the PPP, PPP loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. We were not approved for forgiveness and started repaying the PPP Loan. During the three months ending March 31, 2022, the total amount of unpaid principal and interest of the loans was $251,778.

Liquidity and Capital Resources

For the three months ended March 31, 2022, our liquidity needs were met through cash from our operations.

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities:

	For three Months ending March 31,
	2022	2021
Net cash provided by Operating Activities	182,193	(91,237)
Net cash provided by Investing Activities	(4,195)	(2,995)
Net cash provided by Financing Activities	(327,234)	148,291

As of March 31, 2022, the Company had $466,513 in cash, $2,661,583 in current assets (without cash and cash equivalents) and $850,347 in current liabilities.

As a result, on March 31, 2022, the Company had $2,277,749 in total working capital, compared to $2,098,635 of total working capital at December 31,2021.

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

Promissory Notes

In January 2021, the Company issued a promissory note to ICT in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023. This note may be prepaid in whole or in part. As of December 31st, 2021, this note was paid in full.

In October 2021, the Company issued a promissory note 2 to ICT in the principal amount of $745,438 bearing 6% annual interest with a maturity date of December 31, 2023. This note may be prepaid in whole or in part. As of December 31, 2021, the unpaid principal amount of this note was $261,684 and as of March 31, 2022, this note was paid in full.

Lease Liability

As of March 31, 2022, the amount of the recorded lease liability less the current portion was $328,001.

The Company has committed to the Landlord to lease 18,000 SF of manufacturing space with the monthly cost of $15,096 per month. The lease commitment expires on October 20, 2024.

The maturity amounts of our lease liabilities are as follows:

2022	$174,748

2023	$179,990

2024	$135,983

Deferred rent	$-

Total lease payments	$490,720

Less imputed interest	$-

Total	$490,720

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Results of Operations

For the three months ended March 31, 2022

Revenues

We generate revenues through sales of our laser blasting and laser cleaning products, particularly with introduction of new models covering the whole range of roughing, conditioning, and finishing laser systems, including laser blasting systems cabinets and the development of new applications for our products.

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

During the three months ended March 31, 2022, we recognized revenue of $1,212,084, as compared to $976,025 in revenue recognized during the same period in 2021, an increase of $236,059. The increase is primarily due to increase of roughing high power 2000CTH and conditioning 300CTH models unit sales in the first quarter of 2022, and increased recognition and approval of laser blasting by leading U.S. agencies and automakers.

	Three Months ended March 31,
	2022	2021
Revenue	1,212,084	976,025

In the three months ended March 31, 2022, our net income was $376,699 compared to a net loss of $118,282 in the same period of 2021.

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

Our largest sales were to Daimler, Detroit Diesel, Aurora Lasers, Johnson Controls and Dorner Manufacturing.

Revenue Recognition

We generate revenue from the production and sale of laser equipment, OEM laser products and service and repair. We recognize revenue according to ASC 606. When the customer obtains control over the promised equipment or services, we record revenue in the amount of consideration that we receive or can expect to receive in exchange for those goods and services. We apply the following five-step model to determine revenue recognition:

●	identification of a contract with a customer;
●	identification of the performance obligations in the contact;
●	determination of the transaction price;
●	allocation of the transaction price to the separate performance allocation; and
●	recognition of revenue when performance obligations are satisfied.

We only apply the five-step model when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assesses whether each promised good or service is distinct. Our contracts contain a single performance obligation, and the entire transaction price is allocated to the single performance obligation. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Accordingly, we recognize revenues (net) when the customer obtains control of our product, which typically occurs upon shipment of the product.

The Company recorded revenues when the following criteria were met: (i) persuasive evidence of an arrangement existed; (ii) delivery had occurred; (iii) the price to the customer was fixed or determinable; and (iv) collection of the sales price was reasonably assured. Delivery occurs when goods are shipped and title and risk of loss is passed to the customer. Revenue was deferred in all instances where the earnings process was incomplete. The Company recognized revenue from distribution sales when all contingencies were satisfied and upon persuasive evidence of a sale to end users until such time that historical sell through ratios had been developed. Payments received before all of the relevant criteria for revenue recognition were satisfied were recorded as deferred revenue in the accompanying balance sheets. Revenues and costs of revenues from consulting contracts were recognized during the period in which the service was performed. All revenues were reported net of any sales discounts or taxes.

We also apply the percentage-of-completion method to certain arrangements covered under ASC 360, when the sale has been consummated, when we have transferred the usual risks and rewards of ownership to the buyer, when the initial or continuing investment criteria have been met, when we have the ability to estimate our costs and progress toward completion, and when other revenue recognition criteria have been met. Such estimates include significant judgment. Depending on the value of the initial and continuing payment commitment by the buyer, we may align our revenue recognition and release of project assets to cost of sales with the receipt of payment from the buyer for sales arrangements accounted for under ASC 360.

The Company recognizes revenue from contracts when specific progress defined by contract terms are met, or when the contract has been completed to specifications. The Company recognizes revenue for product when shipped. Contracts or purchase orders, according to the terms and conditions of the sale, are not cancellable and deposits are not refundable unless the Company cannot perform on the contract. The Company has no obligation to provide upgrades, enhancements or customer support subsequent to the sale, other than warranty obligations.

Refunds and returns, which are minimal, are recorded as a reduction of revenue. Unshipped product on received purchase orders by customers prior to our satisfying the above criteria are recorded as deferred revenue on the balance sheets.

All revenues were reported net of any sales discounts or taxes.

Cost of Goods Sold

Our cost of goods sold includes the cost of raw materials and components for manufacturing laser systems, OEM laser modules, consists of different electronic and optical components such as optical generators, scan heads, tempered glass, protective back sheet, semiconductor laser cells, connector assemblies and wires, edge seal and adhesives, junction boxes, and other items, such as raw aluminum and aluminum extrusions, steel for tilt brackets and frames. Our cost of goods sold does not includes direct labor for the manufacturing and manufacturing overhead such as engineering, equipment maintenance, quality and production control, and procurement costs. Cost of goods sold does not include depreciation of manufacturing plant and equipment and facility-related expenses. In addition, we accrue warranty costs to our cost of sales.

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

As of March 31, 2022, we recorded our cost of goods sold at $298,588 in comparison to $357,020 for the three-month period ended March 31, 2021.

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

For the three months ending March 31, 2022 and 2021, we recorded gross profit of $913,496 and $619,005 respectively. Gross profit increases for the three months ended March 31, 2022 were a result of increased sales and lower cost of goods sold.

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

Our business has certain of its own dedicated administrative key functions, such as accounting, legal, finance, project finance, human resources, procurement and marketing. Costs for such functions are recorded and included within selling, general and administrative costs for our systems segment. Our corporate key functions consist primarily of company-wide corporate tax, corporate treasury, corporate accounting/finance, corporate legal, investor relations, corporate communications and executive management functions.

For the three months ending March 31, 2022 and 2021, we recorded our total expense as $536,797 and $500,723, respectively. Expenses increased for the three months ended March 31, 2022 were largely driven by increased G&A expense.

Research and Development

Research and development expenses consist primarily of salaries and personnel-related costs, the cost of products, materials, and outside services used in our process, and product research and development activities. We acquire equipment for general use in further process developments and record the depreciation of this equipment as research and development expense.

We maintain a number of programs and activities to improve our technology and processes in order to enhance the performance and reduce the costs of our cleaning laser systems.

All our R&D expenses for the period of three months ending March 31, 2022 were expensed and not booked as a separate line item. We intend to establish a separate accounting for R&D expenses in the near future.

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

We adopted ASU 2016-02 effective as of January 1, 2021 utilizing the cumulative-effect adjustment transition method of adoption, which resulted in the recognition on our balance sheet as of March 31, 2022 of $454,469 of right-of-use assets for operating leases.

The adoption of ASU 2016-02 also required us to include any initial direct costs, which are incremental costs that would not have been incurred had the lease not been obtained, in the right-of-use assets. The recognition of these costs in connection with our adoption of this guidance did not have a material impact on our financial statements.

Amounts related to our reporting segment information for the three ended March 31, 2022 have been restated throughout this Quarterly Report on Form 10-Q to reflect the changes in our reporting segments.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements.

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

As of March 31, 2022, our President evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for monitoring the process pursuant to which information is gathered and analyze such information to determine the extent to which such information requires disclosure in the reports filed with the Securities and Exchange Commission. Based on such evaluation, our President has concluded that as of March 31, 2022, the Company’s disclosure controls and procedures were effective.

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

There were no sales of unregistered securities during the reported period.

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
Date: May 16, 2022

