Form 10-Q/A
period 2021-09-30
Laser Photonics Corp
filed 2022-06-15
CIK 1807887

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

- i -

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q/A (“Amendment No. 1”) is being filed by the registrant (“Laser Photonics”) to amend the Quarterly Report on Form 10-Q for the period ended September 30, 2021 filed with the U.S. Securities and Exchange Commission on November 19, 2022 (“Original Filing Date”). The purpose of this Amendment No. 1 is to correct Item 4 (“Controls and Procedures”) under Part I (“Financial Information”) to state that Laser Photonics’ management, with the participation of the registrant’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of Laser Photonics’ controls and procedures and determined that those controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any of the other financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

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

