Form 10-K/A
period 2021-12-31
Laser Photonics Corp
filed 2022-06-15
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

________________________________________________________________

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, $0.01 PAR VALUE

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

As of June 30, 2021 and as of the date this Amendment No.1 on Form 10-K/A is filed with the Securities and Exchange Commission, there was no public market for the Registrant’s common stock.

As of March 15, 2022, there were 4,878,417 shares of the registrant's Common Stock outstanding.  Unless otherwise noted and other than in our financial statements and the notes thereto, the share and per share information reflects a reverse stock split of our outstanding common stock at a ratio of 1-for 6 shares that occurred in December 2021 and is reflected retroactively in the accompanied financial statements in accordance with ASC 260-10-55-12 which requires retroactive presentation.

EXPLANATORY NOTE

Laser Photonics Corporation (the “Company” or “we”) hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “Commission”) on April 1, 2022 (the “Form 10-K”), as set forth in this Amendment No. 1 on Form 10-K/A (this “Amendment” and together with the Form 10-K, the “Annual Report”). This Amendment is being filed to conform the Annual Report with the amended Form S-1 that we will be filing in response to an SEC comment letter dated May 10, 2022 that includes the financial statements included in this Amendment.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, which are identified by the words "believe," "expect," "anticipate," "intend," "plan" and similar expressions. The statements contained herein which are not based on historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, risks associated with our ability to successfully develop and protect our intellectual property, our ability to raise additional capital to fund future operations and compliance with applicable laws and changes in such laws and the administration of such laws. These risks are described below and in "Item 1. Business," Item 1A “Risk Factors,” "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" included in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statements were made.

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

We initiated our sales effort in December 2019. By December 31, 2020, we had gross sales of $3,244,186 and net sales of $2,154,777. We sell our products globally to end users, and principally to Fortune 1000 companies, as well as to agencies of the U.S. Government.

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

Our principal executive offices are located at 1101 N. Keller Rd., Suite G, Orlando, Florida 32810, and our telephone number is (407) 804-1000.

Our Market

Our market encompasses the industrial de-painting, surface preparation, coating and corrosion control space. This includes media blasting or sandblasting, dry ice blasting and laser cleaning or laser blasting. According to Global Market Insights, the laser cleaning market value is estimated at $9 billion in 2021 and projected to be $12 billion by 2025, which includes laser cleaning for maintenance repair operations. Market growth is driven by the increasing demand for robotic cleaning technology, growth in the automotive industry, as well as demand in construction and metalworking industries.

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

In light of the regulatory pressures on media blasting and the higher costs of both media blasting and dry ice blasting, we believe that efficient laser cleaning or laser blasting will disrupt the blast cleaning market and emerge as the clean, efficient and low-cost alternative blast cleaning method.

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

The North America MRO distribution market size was valued at $142.65 billion in 2020 and is expected to grow at a compound annual growth rate (CAGR) of 2.9% from 2021 to 2028 according to a new report by Grand View Research, Inc. Various initiatives by manufacturers to attain optimum efficiency are expected to drive market growth over the forecast period. MRO distribution is one of the critical components of the industry, which is necessary to eliminate downtime. As a result, industries initiate multiple scheduled and preventive maintenance processes. Industries, where supply activities have little direct accountability, might be driven by stock-outs rather than to any overarching supply chain plan.

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

Marketing and Sales

For the year ended December 31, 2021, we achieved sales of $4,190,709 and employed five salesmen. We have a marketing and sales budget equal to 10% of our gross sales and our Board of Directors approved a new product promotional budget of $1,000,000 for 2022.

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

We rely primarily on a combination of trademarks and trade secrets, as well as associate and third-party confidentiality agreements, to safeguard our intellectual property.

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

Employees and Human Capital

As of March 15, 2022, we had 19 full time employees and one part-time employee. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants.

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

Facility

On December 1, 2019, we entered a sub-lease with ICT Investments for 5,000 sf of manufacturing space on a month-to-month basis at $4,050 per month. In January 2020 we expanded the lease with ICT Investments to include the entire facility of 18,000 sf.  The monthly rent in this facility is currently $15,096.

Our facility is currently equipped with three of our latest advanced laser cleaning demonstration models.

Laser Blaster Systems

Item 1A. RISK FACTORS

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We have a limited operating history so there is a lack of historical data on which to determine whether we can be a commercially viable company.

●	We are competing in highly competitive market and to compete effectively we must be able to adapt to technology changes and to implement innovative technology applications.

●	ICT Investments owns a majority of our outstanding shares and will be able to exert significant control over matters subject to stockholder approval.

●

We depend on the U.S. Government for a portion of our business which we expect to increase and changes in government defense spending could have adverse consequences on our financial position, results of operations and business.

●	As a U.S. defense contractor, we are vulnerable to security threats and other disruptions that could negatively impact our business.

●	Our international business exposes us to geo-political and economic factors, regulatory requirements and other risks associated with doing business in foreign countries.

●

Our success may depend on our ability to obtain and protect the proprietary information on which we base our laser-based cleaning equipment. The patent application process is expensive and time-consuming, and we and our current or future licensors and licensees may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our current licensors, or any future licensors or licensees, will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them.

●	If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation could harm our business.

●

Some provisions of our certificate of incorporation and bylaws may deter takeover attempts, which may inhibit a takeover that stockholders consider favorable and limit the opportunity of our stockholders to sell their shares at a favorable price.

●	Our indemnification of our officers and directors may cause us to use corporate resources to the detriment of our stockholders.

●	Provisions in our certificate of incorporation and bylaws and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

●

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

We have a substantial amount of intangible assets, representing approximately 46.2% of our total assets as of December 31, 2021. While we amortize our intangible assets, they may be subject to impairment testing. If we have any significant impairment to our intangible assets, it may have a material adverse effect on our reported financial results for the period in which the charge is taken and could result in a decrease in the market price of our common stock.

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

Our business is labor intensive, and our success depends on our ability to attract, retain, train and motivate highly skilled employees, including employees who may become part of our organization in connection with our acquisitions. The increase in demand for consulting, technology integration and managed services has further increased the need for employees with specialized skills or significant experience in these areas. Our ability to expand our operations will be highly dependent on our ability to attract a sufficient number of highly skilled employees and to retain our employees and the employees of companies that we have acquired. We may not be successful in attracting and retaining enough employees to achieve our desired expansion or staffing plans. Furthermore, the industry turnover rates for these types of employees are high and we may not be successful in retaining, training or motivating our employees. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to accept new client engagements. Such inability may also force us to increase our hiring of independent contractors, which may increase our costs and reduce our profitability on client engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce. Our future success will depend on our ability to manage the levels and related costs of our workforce.

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

As we pursue additional U.S. Government contracts in addition to the one U.S. Government contract we now have for the U.S. Army, we expect to have to perform under fixed price contracts such as multi-award, multi-year IDIQ task order based contracts, which generally provide for fixed price schedules for products and services, have no pre-set delivery schedules, have very low minimum purchase requirements, are typically competed among multiple awardees and could force us to carry the burden of any cost overruns. Due to their nature, fixed-priced contracts inherently have more risk than cost reimbursable contracts. If we are unable to control costs or if our initial cost estimates are incorrect, we can lose money on these contracts. In addition, some of these fixed price contracts will likely have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Lower earnings caused by cost overruns and cost controls would have a negative impact on our results of operations should we receive awards of such contracts. The U.S. Government has the right to enter into contracts with other suppliers, which may be competitive with our IDIQ contracts. We anticipate that it may also perform fixed priced contracts under which we agree to provide specific quantities of products and services over time for a fixed price. Since the price competition to win both IDIQ and fixed price contracts is intense and the costs of future contract performance cannot be predicted with certainty, there can be no assurance as to the profits, if any, that we will realize over the term of such contracts.

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

As a U.S. defense contractor, we are vulnerable to security threats and other disruptions that could negatively impact our business.

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

Global inflation has increased during 2021 and in 2022. The Russia Ukraine conflict and other geopolitical conflicts, as well as related international response, has exacerbated inflationary pressures, including causing increases in the price for goods and services and global supply chain disruptions, which has resulted and may continue to result in shortages in materials and services. Such shortages have resulted and may continue to result in inflationary cost increases for labor, fuel, materials and services, and could continue to cause costs to increase as well as result in the scarcity of certain materials. We cannot predict any future trends in the rate of inflation or other negative economic factors or associated increases in our operating costs and how that may impact our business. To the extent we are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our business, our revenues and gross profit per unit could decrease, and our financial condition and results of operations could be adversely affected.

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

•	the proprietary rights of others may have an adverse effect on our business;

•	any proprietary rights we do obtain may not encompass commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties;

•	any patents we obtain, or our in-licensed issued patents, may not be valid or enforceable; or

•	we may not develop additional technologies or products that are patentable or suitable to maintain as trade secrets.

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

The defense and prosecution of contractual or intellectual property lawsuits, USPTO interference or derivation proceedings, European Patent Office oppositions and related legal and administrative proceedings in the United States, Europe and other countries, involve complex legal and factual questions. As a result, such proceedings may be costly and time-consuming to pursue, and their outcome is uncertain.

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

Our largest stockholder, ICT Investments, owns approximately 96% of our shares of common stock. As a result, ICT Investments is able to: elect or defeat the election of our directors, amend or prevent amendment to our certificates of incorporation or bylaws, effect or prevent a merger, sale of assets or other corporate transaction, and control the outcome of any other matter submitted to the stockholders for vote. Accordingly, other stockholders may be unable to influence management and exercise control over our business.

Going forward, we do not intend to pay cash dividends to our stockholders, so you will not receive any return on your investment in our Company prior to selling your interest in the Company.

We paid a one-time dividend as of December 31, 2021. In the future we intend to retain any future earnings for funding growth and, therefore, do not expect to pay any cash dividends going forward. If we determine that we will pay cash dividends to the holders of our common stock, we cannot assure that such cash dividends will be paid on a timely basis. The success of your investment in our Company will likely depend entirely upon any future appreciation. As a result, you will not receive any return on your investment prior to selling your shares in our Company and, for the other reasons discussed in this “Risk Factors” section, you may not receive any return on your investment even when you sell your shares in our Company.

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

Our bylaws require that, unless we consent in writing to the selection of an alternative forum, either (i) the Court of Chancery of the State of Delaware is to be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware or our bylaws or (d) any action or proceeding asserting a claim governed by the internal affairs doctrine or (ii) the federal district court in the State of Delaware will be the exclusive forum for a cause of action arising under the Securities Act and the Exchange Act. In addition, our bylaws could make it more difficult for a third party to acquire us or to remove current management through provisions that preclude cumulative voting in the election of directors and that allow our bylaws to be adopted, amended or repealed by our board of directors.

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

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On January 1, 2020, we entered a sublease with ICT Investments for 18,000 square feet of manufacturing space on a month-to-month basis.  In October 2021, the direct lease was signed with landlord for three years and terminates on October 31, 2024 at a monthly rental rate of $15,096.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information. Our common stock is not traded on any securities exchange nor quoted on any broker network.

(b)	Stockholders. As of March 15, 2022, there were four record holders of our common stock.

(c)	Dividends. We paid a one-time stock dividend on December 31, 2021, but we do not intend to pay any dividends in the foreseeable future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans.

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	None	10,000,000

(1) In December 2019 our Board of Directors and a majority of our shareholders approved a 2019 Stock Incentive Plan and authorized the issuance of up to 10,000,000 shares under this plan.

Recent Sales of Unregistered Securities.

Set forth below is information regarding shares of common stock issued, and options granted, from January 1, 2021 to December 31, 2021.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The data for the years ended December 31, 2021 and 2020, is derived from our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results for any future period.

Statement of Operations Data:

	Year Ended
	December 31,
	2021	2020
Statement of operations data:
Net Sales	$4,190,709	$2,154,777
Cost of Goods Sold	1,542,658	949,782
Gross Profit	2,648,051	1,204,995
Operating expenses	2,036,920	1,194,354
Income from operations	611,131	10,641
Interest expense	(49,351)	-
Gain on termination of lease	22,682	-
Income tax provision	(68)	-
Net income	$584,394	$10,641
Income per common share (1)	$.12	$-

(1)      Includes restatement of previous year for 1-for-6 reverse stock split of common stock that occurred December 2021.

	December 31,
Balance sheet data:	2021	2020
Cash	$615,749	$326,714
Total assets	$6,860,349	$7,484,742
Current liabilities	$392,431	$1,028,749
Total liabilities	$1,299,444	$2,198,122

	Year Ended
	December 31,
	2021	2020
Cash flows data:
Net cash provided by (used in) operating activities	$1,311,254	$(1,355,308)
Net cash provided by (used in) investing activities	(136,677)	(4,229,606)
Net cash provided by (used in) financing activities	(885,541)	5,911,628
Net change in cash and cash equivalents	$289,035	$326,714

	Year Ended
	December 31,
	2021	2020
Other financial data (unaudited):
EBITDA(1)5	$1,030,060	$129,732
Adjusted EBITDA(2)6	$1,159,459	$259,131

Summary Financial Information (continued):

In addition to providing financial measurements based on generally accepted accounting principles in the United States (GAAP), we provide the following additional financial metrics that are not prepared in accordance with GAAP (non-GAAP): EBITDA and adjusted EBITDA. Management uses these non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance. We believe that these non-GAAP financial measures help us to identify underlying trends in our business that could otherwise be masked by the effect of certain expenses that we exclude in the calculations of the non-GAAP financial measures.

Accordingly, we believe that these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in the business and provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects.

These non-GAAP financial measures do not replace the presentation of our GAAP financial results and should only be used as a supplement to, not as a substitute for, our financial results presented in accordance with GAAP. There are limitations in the use of non-GAAP measures, because they do not include all the expenses that must be included under GAAP and because they involve the exercise of judgment concerning exclusions of items from the comparable non-GAAP financial measure. In addition, other companies may use other non-GAAP measures to evaluate their performance, or may calculate non-GAAP measures differently, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.

(1)

EBITDA . EBITDA is a non-GAAP financial measure used by management, lenders, and certain investors as a supplemental measure in the evaluation of some aspects of a corporation’s financial position and core operating performance. Investors sometimes use EBITDA, as it allows for some level of comparability of profitability trends between those businesses differing as to capital structure and capital intensity by removing the impacts of depreciation and amortization. EBITDA also does not include changes in major working capital items, such as receivables, inventory and payables, which can also indicate a significant need for, or source of, cash. Since decisions regarding capital investment and financing and changes in working capital components can have a significant impact on cash flow, EBITDA is not necessarily a good indicator of a business’s cash flows. We use EBITDA for evaluating the relative underlying performance of our core operations and for planning purposes. We calculate EBITDA by adjusting net income to exclude net interest expense, income tax expense or benefit, depreciation and amortization, thus the term “Earnings Before Interest, Taxes, Depreciation and Amortization” and the acronym “EBITDA.”

(2)

ADJUSTED EBITDA. Adjusted EBITDA is defined as comprehensive income (loss) as reported in our consolidated statements of income excluding the impact of (i) interest expense; (ii) income tax provision; (iii) depreciation and amortization; (iv) stock-based compensation expense; (v) accretion of debt discounts; (vi) other income – forgiveness of Paycheck Protection Program loan; (vii) other financing costs; (viii) loss on extinguishment of debt; (ix) warrant inducement expense; (x) amortization of right-of-use assets; and (xi) change in fair value of derivative liabilities. Our Adjusted EBITDA measure eliminates potential differences in performance caused by variations in capital structures (affecting finance costs), tax positions, the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense). We also exclude certain one-time and non-cash costs.

We believe EBITDA and Adjusted EBITDA are helpful for investors to better understand our underlying business operations. The following table adjusts Net Income (Loss) to EBITDA and Adjusted EBITDA years ended December 31, 2021 and 2020.

	Year Ended
	December 31,
	2021	2020
Reconciliation of EBITDA:
Net Income (Loss)	$584,394	$10,641
Add (deduct):
Interest expense	49,351	-
Taxes	68	-
Other	-	92,682
Depreciation & Amortization	396,247
EBITDA(1)	$1,030,060	$129,732
Other adjustments	129,399	129,399
Adjusted EBITDA(2)	$1,159,459	$259,131

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

We intend to continue to stay ahead of the technology curve by researching and developing cutting edge products and technologies for both large and small businesses. We view the small companies as an attractive market opportunity since they were previously unable to take advantage of laser processing equipment due to high prices, significant operating costs and the technical complexities of the laser equipment. As a result, we are developing a group of standardized laser cleaning equipment that we have named the CleanTech™ laser blaster family of equipment that we believe represents a new generation of high-power laser cleaning and rust removal systems that will be affordable to more than a million small and mid-size companies.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this Form 10-K. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for fiscal year 2022.

Some of our suppliers from China are likely to decrease production due to factory closures or reduced operating hours in those facilities. While these disruptions may be temporary, continued disruption in the supply chain may lead to our delayed receipt of necessary raw materials, component inventory, and negatively impact sales in fiscal year 2022 and our overall liquidity.

We are dependent on our workforce to deliver our products. Developments such as social distancing and shelter-in-place directives will impact our ability to deploy our workforce effectively. While expected to be temporary, prolonged workforce disruptions may negatively impact sales in fiscal year 2022 and our overall liquidity.

The adverse economic effects of the COVID-19 outbreak are expected not to materially decrease demand for our products based on the restrictions in place by governments trying to curb the outbreak and changes in consumer behavior. However, this may lead to our not achieving our sales goals in fiscal year 2022 and our overall liquidity.

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

Major customers. While we would expect to depend on current customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our current customers as a percentage of our annual net sales were 65% in 2021. Our new customers accounted for 35% of our net sales in 2021. We seek to add new customers and to expand our relationships with existing customers.

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

Revenue Recognition -- Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Refunds and returns, which are minimal, are recorded as a reduction of revenue. Payments received by customers prior to our satisfying the above criteria are recorded as unearned income in the combined balance sheets. All revenues were reported net of any sales discounts or taxes.

Inventory — Inventory is stated at the lower of cost (first-in, first-out method) or market value. Inventory includes parts and components that may be specialized in nature and subject to rapid obsolescence. We maintain a reserve for excess or obsolete inventory items. Inventories are written off and charged to cost of goods sold when identified as excess or obsolete. If future sales differ from these forecasts, the valuation of excess and obsolete inventory may change, and additional inventory provisions may be required. Because of our vertical integration, a significant or sudden decrease in sales could result in a significant change in the estimates of excess or obsolete inventory valuation. On December 31, 2021, we recorded $292,268 in Inventory Obsolescence.

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

Results of Operations

Summary of Statements of Operations for the Years Ended December 31, 2021 and 2020:

	Year Ended
	December 31,
	2021	2020
Statement of operations data:
Net Sales	$4,190,709	$2,154,777
Cost of Goods Sold	1,542,658	949,782
Gross Profit	2,648,051	1,204,995
Operating expenses	2,036,920	1,194,354
Income (loss) from operations	611,131	10,641
Interest expense	(49,351)	-
Gain on termination of lease	22,682	-
Income tax provision	(68)	-
Net income (loss)	$584,394	$10,641
Income (loss) per common share (1)	$.12	$0

(1) Includes restatement of previous year for 1-for-6 reverse stock split of common stock that occurred December 2021.

Revenue

Revenue was $4,190,709 for the year ended December 31, 2021, as compared to $2,154,777 for the comparable year ended December 31, 2020, an increase of $2,035,932. The revenue increase was due to increased sales for newly developed hi-power laser blasting system. We derive net sales primarily from the growth was driven by increasing demand for our products, partially offset by declines in average sales prices, the introduction of new products, including laser blasting systems and the development of new applications for our products. Our sales typically are made on a purchase order basis rather than through long-term purchase commitments. We entered into laser equipment sales agreements with customers for specific equipment based on purchase orders and our standard terms and conditions of sale. Our largest sales were to Detroit Diesel, Daimler, Dorner, Emerson, Allied Power Group for year ended December 31, 2021.

Gross Profit

For the year ended December 31, 2021, we reported gross profit in the amount of $2,648,051, or 63% of net sales, as compared to $1,204,995 gross profit, or 56% net sales, in the year ended December 31, 2020. Gross profit increased due to higher sales for periods ended December 31, 2021 compared to period ended December 31, 2020.  Gross profit is affected by numerous factors, including our module average selling prices, foreign exchange rates, the existence and effectiveness of subsidies and other economic incentives, competitive pressures, market demand, market mix, our manufacturing costs, product development costs, the effective utilization of our production facilities, and the ramp-up of production on new products. Our cost of goods sold includes the cost of raw materials and components for manufacturing laser systems. We are vertically integrated and currently manufacture all critical components for our products as well as assemble finished products. Our cost of goods sold does not include direct labor for the manufacturing, and manufacturing overhead such as engineering, equipment maintenance, quality and production control, and procurement costs. Cost of goods sold does not include depreciation of manufacturing plant and equipment and facility-related expenses.

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

Operating Expenses

Operating expenses for the year ended December 31, 2021 were $2,036,920 as compared to $1,194,354 for the year ended December 31, 2020. The increase of $842,566 in operating expenses is the result of increased sales from a full year of operations in 2021 compared to 2020 which increased assembly payroll costs.  The Company also incurred increased costs of compliance in 2021 for accounting, audit and legal associated with the transition to a public company.  The following table summarizes the significant changes in operating expenses for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,
	2021	2020
Operating Expenses:
Payroll Expenses	$1,095,524	$767,879
Rent Expense	173,968	172,646
Depreciation Expense	160,117	26,409
G&A Expense	356,580	227,420
Total Operating Expenses	2,036,920	1,194,354

We expect selling expenses to increase in the near term to support the planned growth of our business as we expand our sales and marketing efforts. Over time, we expect selling, general and administrative expense to decline as a percentage of net sales as our net sales increase.

Net Income (Loss)

Net income for the year ended December 31, 2021, was $584,394, or earnings per share of $0.12, as compared to a net income of $10,641, or earnings per share of $0.00, for the year ended December 31, 2020, with shares reflecting impact of 1-for-6 reverse stock split in December 2021.

Inflation did not have a material impact on our operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on our results of operations.

Net Income/Loss per Share

Basic earnings/loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in our earnings (loss). Diluted earnings/(loss) per share is computed by dividing the earnings/loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution.

	Year Ended
	December 31,
	2021	2020
Net Income/(Loss)	$584,394	$10,641
Net Income/(Loss) per share	0.12	0.00
Weighted average shares(1)	4,878,417	4,434,869

(1)    Includes restatement of year end 2020 for 1-for-6 reverse stock split of common stock that occurred December 2021.

Liquidity and Capital Resources

For the years ended December 31, 2021 and 2020, liquidity activity is shown in the table below. The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	Year Ended
	December 31,
	2021	2020
Net cash provided by (used in) operating activities	$1,311,254	$(1,355,308)
Net cash provided by (used in) investing activities	(136,677)	(4,229,606)
Net cash provided by (used in) financing activities	(885,541)	5,911,628
Net change in cash and cash equivalents	289,035	326,714
Cash at end of period	615,749	326,714

As of December 31, 2021, the Company had $2,494,066 in current assets, comprised of $615,749 in cash, $84,365 in accounts receivable, $1,790,952 in inventory, and $3,000 in other assets compared to $3,255,136 in current assets, comprised of $326,714 in cash, $756,095 in accounts receivable and $2,172,327 in inventory, at December 31, 2020. Current liabilities on December 31, 2021, totaled $392,431 compared to $1,028,749 at December 31, 2020. As a result, on December 31 2021, the Company had $2,101,635 in total working capital in comparison to $2,226,387 at December 31 2020.

	Year Ended
	December 31,
	2021	2020
Cash and Cash Equivalents	$615,749	$326,714
Working Capital (excluding cash and cash equivalents)	1,485,886	1,899,673
Total Working Capital	2,101,635	2,226,387

If we require financing for growth and cannot raise funds through a private placement of our equity or debt securities, or secure a loan, we would be required to operate at a moderate level to sustain operation. Unless we are able to increase our sales, we must raise cash to implement our strategy to grow and expand in accordance with our business plan.

We anticipate our short-term liquidity needs to be approximately $4.5M which will be used to increase our sales staff and manufacturing capacity. Since we expect gross profits of approximately $1.0M we would need to raise $3.5M to cover the negative cash flow. To meet these financial needs, we intend to seek debt or equity financing. Once this is completed, and we implement our sales and marketing plan to sell our laser cleaning products, we anticipate minimal long-term liquidity needs which we expect to meet through short-term borrowings or equity financing.

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

The following table details our line-of-credit facilities and long-term notes that were issued prior to December 31, 2020 and are not yet mature:

Description	Total Facility/ Note (in thousands)	Interest Rate	Maturity	Security
Long-term Unsecured Note (1)	$440.0	Fixed at 6.0%	January 2023	Unsecured
Long-term Unsecured Note (2)	$745.4	Fixed at 6.0%	December 2023	Unsecured

(1) At maturity, the outstanding note balance will be $0.0.

(2) At maturity, the outstanding note balance will be $0.0.

In January 2020, the Company issued a promissory note to ICT in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023. This note may be prepaid in whole or in part. As of December 31, 2021, the loan had no outstanding balance.

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

Legal Proceedings

We expect from time to time to be the subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. As of the date of this prospectus we were not a subject to any legal threats, proceedings or lawsuits of any nature.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management’s estimates are based on historical experience, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management. These estimates are based on management’s historical industry experience and not our historical experience.

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

Recent Accounting Pronouncements

The Company evaluates all Accounting Standard Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) for consideration of their applicability.  ASUs not included in our disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740):  Simplifying the Accounting for Income Taxes.  The guidance removes certain exceptions for recognizing deferred taxes for equity method investments, performing intra period allocation, and calculating income taxes in interim periods.  The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group, among others.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2020.  Early adoption of this standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued.  The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

We adopted ASU 2016-02 effective as of January 1, 2020 utilizing the cumulative-effect adjustment transition method of adoption, which resulted in the recognition on our balance sheet of $282,565 of right-of-use assets for operating leases.

The adoption of ASU 2016-02 also required us to include any initial direct costs, which are incremental costs that would not have been incurred had the lease not been obtained, in the right-of-use assets. The recognition of these costs in connection with our adoption of this guidance did not have a material impact on our financial statements.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to our current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). We adopted this pronouncement commencing with the year ended December 31, 2019.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2019

Lakewood, CO

March 31, 2022

BALANCE SHEET

LASER PHOTONICS CORPORATION

BALANCE SHEET

DECEMBER 31, 2021 and DECEMBER 31, 2020

	Year Ended December 31,
	2021	2020
ASSETS
Cash and Cash Equivalents	615,749	326,714
Accounts Receivable	84,365	756,095
Inventory	1,790,952	2,172,327
Other assets	3,000
Fixed Assets	698,580	849,027
Intangible Assets	3,167,945	3,184,280
Operating lease right-of-use - Other	499,758	196,299
TOTAL ASSETS	6,860,349	7,484,742

LIABILITIES & EQUITY
Current Liabilities	392,431	1,028,749
Long Term Liabilities	907,013	1,169,373
Additional Paid in Capital	5,242,832	5,242,832
Common stock par value $0.01: 100,000,000 shares authorized; 4,878,417 issued and outstanding as of December 31, 2021, and December 31, 2020 reflected retroactively for 1/6 reverse stock split	48,783	48,783
Retained Earnings (Deficit)	269,290	(4,995)
Laser Photonics Corp Equity	5,560,905	5,286,620
TOTAL LIABILITIES & EQUITY	6,860,349	7,484,742

See accompanying notes to financial statement

STATEMENTS OF PROFIT AND LOSS

LASER PHOTONICS CORPORATION

STATEMENTS OF PROFIT AND LOSS

DECEMBER 31, 2021 and DECEMBER 31, 2020

	Year Ended December 31,
	2021	2020
Net Sales	4,190,709	2,154,777
Cost of Goods Sold	1,542,658	949,782
Gross Profit	2,648,051	1,204,995
Expense
Depreciation Expense	160,117	26,409
Amortization Expense	236,130
Interest Expense	49,351
Bad Debt Expense	14,601

G&A Expense	356,580	227,420
Payroll Expenses	1,095,524	767,879
Rent Expense	173,968	172,646
Tax	68
Total Expense	2,086,339	1,194,354
Other Gain	22,682
Net Income	584,394	10,641

Income per share
Net income (loss) per share	0.12	0.00
Weighted average shares, December 31, 2021 and 2020 are reflective of 1/6 reverse stock split	4,878,417	4,434,869

See accompanying notes to financial statements

STATEMENTS OF LIABILITY AND STOCKHOLDERS’ EQUITY/(DEFICIT)

LASER PHOTONICS CORPORATION

STATEMENTS OF LIABILITY AND STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2021

			Additional
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Equity/(Deficit)	Equity/(Deficit)
Balance, January 1, 2020[1]	443,553	$4,436	$501,071	$(15,636)	$489,870

Shares issued to acquire fixed assets	4,434,864	44,349	4,741,761		4,786,110

Net income for the year ended December 31, 2020				10,641	10,641

Balance, December 31, 2020	4,878,417	$48,784	$5,242,832	$(4,995)	$5,286,620

Net income for the year ended December 31, 2021	-	-	-	584,394	584,394

Distribution as of December 31, 2021	-	-	-	(310,280)	(310,280)

Balance, December 31, 2021	4,878,417	$48,784	$5,242,832	$269,290	$5,560,905

(1)      Stock balances retroactively restated for 1-for-6 reverse stock split.

See accompanying notes to financial statements

See accompanying notes to financial statements

STATEMENTS OF CASH FLOWS

LASER PHOTONICS CORPORATION

STATEMENTS OF CASH FLOWS

DECEMBER 31, 2021 AND DECEMBER 31, 2020

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2021	2020
Cash Flows From:
OPERATING ACTIVITIES
Net Income (Loss)	584,394	10,641
Adjustments to reconcile Net Income (Loss) to net cash used in operating activities:
Change in operating assets and liabilities:
Accounts Receivable	671,730	(756,095)
Employee Cash Advances	(3,000)
Equipment Parts Inventory	(41,793)	(690,069)
Finished Goods Inventory	19,535	(181,453)
Work in process Inventory	7,584	(19,241)
Sales Demo Inventory	396,050	(786,414)
Accounts Payable	(636,147)	50,476
Unearned product Revenues		779,128
Lease Liability	312,901	225,054
Sales tax payable		12,665
Net cash used in Operating Activities	1,311,254	(1,355,308)
INVESTING ACTIVITIES
Depreciation and amortization	160,117	26,409
Purchase of Machinery & Equipment	(2,750)	(794,945)
Purchase of Vehicles	-	(9,989)
Purchase of Office & Computer Equipment	(2,995)	(39,449)
Purchase of R&D Equipment	(6,920)	(31,053)
Purchase of Intangible assets	(216,800)	(3,184,280)
Accumulated Amortization	236,130
Operating lease right-of-use	(303,459)	(196,299)
Net cash used in Investing Activities	(136,677)	(4,229,606)
FINANCING ACTIVITIES
Proceeds from Notes	(665,084)	926,768
Deferred Lease Liability	(28,755)
Proceeds from PPP Loan	118,578	198,750
Dividends paid	(310,280)
Proceeds from Sale of Common Stock		4,786,110
Net cash provided by Financing Activities	(885,541)	5,911,628
Net cash increase for period	289,035	326,714
Cash at the beginning of period	326,714	0
Cash at end of period	$615,749	$326,714

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	15,456	68
Interest	49,351	43,300

SUPPLEMENTARY CASH FLOW INFORMATION:
Notes Paid During the Year for:
ICT Investments Loan: Note 2	(428,243)	(689,937)
ICT Investments Loan: Note 2	(236,841)	(236,841)
Total Note	(665,084)	(926,778)

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

Management is actively monitoring the global situation on its financial condition, liquidity, operations, scientific collaborations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021.

Some of our suppliers from China are likely to decrease production due to factory closures or reduced operating hours in those facilities. While these disruptions may be temporary, continued disruption in the supply chain may lead to our delayed receipt of necessary raw materials, component inventory, and negatively impact sales in fiscal year 2022 and our overall liquidity.

.

We are dependent on our workforce to deliver our products. Developments such as social distancing and shelter-in-place directives will impact our ability to deploy our workforce effectively. While expected to be temporary, prolonged workforce disruptions may negatively impact sales in fiscal year 2022 and our overall liquidity.

The adverse economic effects of the COVID-19 outbreak are expected not to materially decrease demand for our products based on the restrictions in place by governments trying to curb the outbreak and changes in consumer behavior. However, in spite of those negative effects we were able to achieve our sales goals in fiscal year 2021 and our overall liquidity.

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

As of December 31, 2021 and December 31, 2020, the Company had $615,749 and $326,714 of cash, respectively.

Accounts Receivable

Trade accounts receivable are recorded net of allowance for expected uncollectible accounts. The Company extends credit to its customers in the normal course of business and performs on-going credit evaluations of its customers. All accounts, or portions thereof, that are deemed uncollectible are written off to bad debt expense, as incurred. In addition, most sales orders are not accepted without a substantial deposit. As of December 31, 2021 and December 31, 2020, the Company’s ledger had $84,365 and $756,095, respectively as a balance for collectible accounts.

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

At December 31, 2021, and December 31, 2020, respectively, the Company’s inventory consisted of the following:

Inventory	Dec 31, 21	Dec 31, 20
Equipment Parts Inventory	731,863	690,070
Finished Goods Inventory	161,918	181,453
Sales Demo Inventory	885,514	1,281,564
Work in process Inventory	11,657	19,240
Total Inventory	1,790,952	2,172,327

Inventory is stated at the lower of cost (first-in, first-out method) or market value. Inventory includes parts and components that may be specialized in nature and subject to rapid obsolescence. Company maintains a reserve for excess or obsolete inventory items. Inventories are written off and charged to cost of goods sold when identified as excess or obsolete. If future sales differ from these forecasts, the valuation of excess and obsolete inventory may change and additional inventory provisions may be required. Because of our vertical integration, a significant or sudden decrease in sales could result in a significant change in the estimates of excess or obsolete inventory valuation.

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

As of December 31, 2020, the Company recorded $698,580 of capital assets net of depreciation in comparison to $849,027 recorded on December 31, 2020. Accordingly, depreciation as of December 31, 2021 was recorded at $160,117 in comparison to $26,409 on December 31 2020.

Intangible Assets

Intangible assets consist primarily of capitalized equipment design documentation, software costs for equipment manufactured for sale, research and development, as well as certain patent, trademark and license costs. Capitalized software and equipment design documentation development costs are recorded in accordance with Accounting Standard Codification (“ASC”) 985 “Software” with costs amortized using the straight-line method over a ten-year period. Patent, trademark and license costs are amortized using the straight-line method over their estimated useful lives of 12 years. On an ongoing basis, management reviews the valuation of intangible assets to determine if there has been impairment by comparing the related assets’ carrying value to the undiscounted estimated future cash flows and/or operating income from related operations.

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

	December 31st
Intangible Assets	2021	2020
Accumulated Amortization	(236,130)	-
Customer Relationships	211,000	211,000
Equipment Design Documentation	2,675,000	2,675,000
Operational Software & Website	301,275	298,280
Trademarks	216,800	-
Total Intangible Assets	3,167,945	3,184,280

As of December 31, 2021 and December 31, 2020, the Company had $3,167,945 and $3,184,280, respectively of intangible property.

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

Liabilities

Liabilities Consist of Current Liabilities and Long Term Liabilities.

	31-Dec-21	31-Dec-20
Liabilities
Current Liabilities
Accounts Payable	105,493	55,756
Deferred Revenue	91,775	779,128
Credit cards	7,950	-
Lease liability current portion	171,757	181,199
Sales Tax Liability	15,456	12,665
Total Current Liabilities	392,431	1,028,749
Long Term Liabilities	907,013	1,169,373
Total Liabilities	1,299,444	2,198,122

As of December 31, 2021, and December 31, 2020, total liabilities were recorded at $1,299,444 and $2,198,122, respectively.

Current Liabilities

Our current liabilities consist of accounts payable, deferred revenue, Credit Cards liability, and current portion of Lease liability.

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

Long Term Liabilities

Our long-term liabilities include a promissory note to ICT in the principal amount of $439,990 bearing 6% annual interest with a maturity date of December 31, 2023 and this Note may be prepaid in whole or in part. As of December 31, 2021, the unpaid principal amount of the Note was $261,684.

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

In January 2020, the Company issued a promissory note to ICT in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023. This Note may be prepaid in whole or in part. As of December 31, 2021, the unpaid principal amount of the Note was $0 and as of December 31, 2020 $236,841.

In October 2020, the Company issued a second promissory note to ICT in the principal amount of $745,438 bearing 6% annual interest with a maturity date of December 31, 2023. This Note may be prepaid in whole or in part. As of December 31, 2021, the unpaid principal amount of the Note was $261,684 and as of December 31, 2020 $689,927.

As of December 31, 2021, the total unpaid principal amount of the Notes was $261,864.

Liquidity and Capital Resources

For the year ended December 31, 2021, the Company’s liquidity needs were met through the financing activity and ongoing support of the ICT Investments.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	Year ended December 31
	2021	2020
Net cash provided by Operating Activities	1,311,254	(1,328,899)
Net cash provided by Investing Activities	(136,677)	(4,256,015)
Net cash provided by Financing Activities	(885,541)	5,911,628
Cash at the beginning of period	326,714	-
Net cash increase for period	289,035	326,714
Cash at end of period	615,749	326,714

On December 31, 2021, the Company had $2,101,635 in total working capital, in comparison to $2,226,387 on December 31, 2020:

	Year Ended December 31
	2021	2020
Cash And Cash Equivalents	615,749	326,714
Working Capital (excluding cash and cash equivalents)	1,485,887	1,899,674
Total Working Capital	2,101,636	2,226,388

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

Earnings/(Loss) per Share

Basic earnings/(loss) per share is calculated by dividing the earnings/(loss) attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings/(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings/(loss) of the Company. Diluted earnings/(loss) per share is computed by dividing the earnings/(loss) available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution.

On December 31, 2021, the Company recorded $0.07 diluted earnings per share, while as of December 31, 2020, the Company recorded $0.01 diluted earnings per share.

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

Off-Balance Sheet Arrangements

During the year ended December 31, 2021 and 2020, the Company did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

The Company evaluates all Accounting Standard Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) for consideration of their applicability.  ASUs not included in our disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance removes certain exceptions for recognizing deferred taxes for equity method investments, performing intra period allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group, among others. The guidance is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption of this standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

We adopted ASU 2016-02 effective as of January 1, 2020 utilizing the cumulative-effect adjustment transition method of adoption, which resulted in the recognition on our balance sheet of $282,565 of right-of-use assets for operating leases.

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

In January 2020, the Company issued a promissory note 1 to ICT in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023. This Note may be prepaid in whole or in part. As of December 31, 2021, the Note was paid in full.

In October 2020, the Company issued a promissory note 2 to ICT in the principal amount of $745,438 bearing 6% annual interest with a maturity date of December 31, 2023. This Note may be prepaid in whole or in part. As of December 31, 2021, the unpaid principal amount of the Note was $261,684.

On December 31, 2019, Company purchased from ICT Investments certain sales demonstration equipment valued at $495,150 which we will use in our business in exchange for 443,553 shares of our common stock.

During the year 2020, ICT Investments made additional investments in the Company, consisting of inventories, certain capital manufacturing equipment, office and computer equipment, intangible assets consisting of 3D engineering design documentation, manufacturing database, customer relationship database with populated CRM, valued in total at $4,786,110 which we will use in our business in exchange for 4,434,864 shares of its common stock.

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

Tatiana Nikitina, in a role of Marketing Director, created the Company’s Marketing Department, trained personnel and transitioned into a Marketing adviser role. She is the daughter of Dmitriy Nikitin. During the year of 2020 she received $70,150 as cash compensation in that role.

On December 31, 2020, the Company’s President, Wayne Tupuola, received directly from ICT Investments 92,593 shares in form of re-assignment for recognition of achievements in the Company progress in 2020.  During the year of 2020 he received $75,218 as cash compensation in that role.

On December 31, 2020, the Company’s Chief Equipment Design Engineer, Arnold Bykov, received directly from ICT Investments 46,296 shares in form of re-assignment for recognition of outstanding achievements of new generation of equipment design in 2020.

On December 31, 2020, the Company’s Marketing Adviser and Director, Tatiana Nikitina, received directly from ICT Investments 33,333 shares in form of re-assignment for recognition of her efforts and success establishing of Marketing Department in 2020.

NOTE 4 – STOCKHOLDERS’ EQUITY/DEFICIT

As of December 31, 2021, the Company did not have a stockholder deficit. Stockholder equity as of December 31, 2021 was $5,560,905, while on December 31, 2020 $5,286,620.  In accordance with ASC 260-10-55-12, Stockholders Equity is retroactively calculated for impact of 1-for-6 reverse stock split in December 2021.

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

NOTE 7 – SUBSEQUENT EVENTS

There were no subsequent events for the Company between January 1, 2022 and the date of the audit report issuance on March 31, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2021 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, currently the same person to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2021, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were effective as of December 31, 2021.1

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Material Weakness Identified

None.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Igor Vodopiyanov, PhD, age 62, is the Senior Research & Development (R&D) Engineer at Laser Photonics. Dr. Vodopiyanov served as a Research Scientist at Florida Institute of Technology before joining the Laser Photonics R&D team in 2017 as a Subject Matter Expert in the tuning and calibration of laser systems for material processing. Dr. Vodopiyanov conducted research in Particle Physics within CMS (Compact Muon Solenoid) Collaboration at the CERN Large Hadron Collider in Switzerland and managed the Hadron Calorimeter Calibration and Condition Group of the CMS Collaboration, which included the calibration and alignment of Forward Tracking Chambers of CERN’s L3 detector. Dr. Vodopiyanov also carried out research in Particle Physics within L3 Collaboration at the CERN Electron-Positron Collider at Petersburg Nuclear Physics Institute. He earned a Master of Science degree from the M. I. Kalinin Leningrad Polytechnic Institute in Saint Petersburg, Russia, and a PhD in Physics and Mathematics from the V.G. Khlopin Radium Institute in Saint Petersburg, Russia. Dr. Vodopiyanov has over 250 publications to his credit, and he is a Professional Member of the Sigma Pi Sigma honor society within the American Institute of Physics.

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

Our board of directors and compensation committee will evaluate our executive compensation program with the goal of setting and maintaining compensation at levels that are justifiable based on each executive’s level of experience, performance and responsibility and that the board believes are competitive with those of other companies in our industry and our region that compete with us for executive talent. In addition, our executive compensation program will tie a substantial portion of each executive’s overall compensation to key strategic, financial and operational goals. We have provided, and expect to continue to provide, a portion of our executive compensation in the form of stock options and restricted stock that vest over time, which we believe helps to retain our executives and aligns their interests with those of our stockholders by allowing them to participate in the longer-term success of our company as reflected in stock price appreciation.

Use of Compensation Consultants and Market Benchmarking

For purposes of determining total compensation and the primary components of compensation for our executive officers in 2021, we did not retain the services of a compensation consultant or use survey information or compensation data to engage in benchmarking. In the future, we expect that our compensation committee will consider publicly available compensation data for national and regional companies in the laser cleaning industry to help guide its executive compensation decisions at the time of hiring and for subsequent adjustments in compensation. Even if we retain the services of an independent compensation consultant to provide additional comparative data on executive compensation practices in our industry and to advise on our executive compensation program generally, our board of directors and future compensation committee will ultimately make their own decisions about these matters.

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

SUMMARY COMPENSATION TABLE

Name and Principal Occupation	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total($)

Wayne Tupuola	2021	$0	$0	$0	$0	$0	$0	$0	$0
	2020	$73,217	$0	$0	$0	$0	$0	$73,217	$73,217

Tatiana Nikitina	2021	$0	$0	$0	$0	$0	$0	$0
	2020	$70,150	$0	$0	$0	$0	$0	$70,150	$70,150

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

We initially entered into a lease with ICT Investments, our largest stockholder, on December 1, 2019. In January 2021 we assumed the entire lease and entered in direct lease with the landlord. Our monthly lease payments of $15,096 represent a direct payment to the landlord and a fair market rate for comparable leases.

On December 31, 2020, our President, Wayne Tupuola, received directly from ICT Investments 92,593 shares to recognize Wayne Tupuola’s contributions to ICT Investments. During the year of 2020 he received $75,217 as cash compensation in that role.

On December 31, 2020, our Chief Equipment Design Engineer, Arnold Bykov, received directly from ICT Investments 46,296 of its shares of our common stock to recognize Arnold Bykov’s contributions to ICT Investments.

On December 31, 2020, our Marketing Adviser and Director, Tatiana Nikitina, received directly from ICT Investments 33,333 shares in recognition of her contributions to ICT Investments.  During the year of 2020 she received $70,150 as cash compensation in that role.

Indemnification

Our certificate of incorporation in effect upon the effectiveness of this prospectus provides that we may indemnify our directors and officers to the fullest extent permitted by Delaware law. Our certificate of incorporation provides that we must indemnify our directors and officers to the fullest extent permitted by Delaware law and must advance expenses, including attorneys’ fees, to our directors and officers in connection with legal proceedings, subject to very limited exceptions. In addition, we have entered into indemnification agreements with our directors. See “Compensation Discussion and Analysis—Limitation of Liability and Indemnification” for additional information regarding these indemnification provisions and agreements.

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

Laser Photonics, Corporation December 31, 2021 and 2020 Audited Financial Statements

Report of Independent Registered Accounting Firm

Balance Sheet

Statement of Profit and Loss

Statement of Liability and Stockholders’ Equity (Deficit)

Statement of Cash Flows

Notes to Financial Statements

(b)	Exhibits.

See the Exhibit Index immediately following the signature page to this Annual Report on Form10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Laser Photonics Corporation

June 15, 2022	By:	/s/ Wayne Tupuola
	Name:	Wayne Tupuola
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

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

Laser Photonics Corporation

June 15, 2022	By:	/s/ Wayne Tupuola
	Name:	Wayne Tupuola
	Title:	Chief Executive Officer and Principal Financial Officer

June 15, 2022	By:	/s/ Tatiana Nikitina
	Name:	Tatiana Nikitina
	Title:	Director

June 15, 2022	By:	/s/ Arnold Bykov
	Name:	Arnold Bykov
	Title:	Director

EXHIBIT INDEX

Exhibit	Description
3.1+[8]	Certificate of Incorporation of the Registrant

3.2+	Certificate of Amendment to the Certificate of Incorporation of the Registrant.

3.2+	Bylaws of the Registrant

4.1+	Specimen Stock Certificate evidencing the shares of Common Stock

10.1*+	Laser Photonics Corporation 2019 Stock Incentive Plan

10.2+	Sublease Agreement dated December 1, 2019 between Laser Photonics Corporation and ICT Investments, LLC

10.3+	Exclusive License Agreement dated January 2, 2020 between Laser Photonics Corporation and ICT Investments, LLC

10.4+	Promissory Note dated January 30, 2020 issued by Laser Photonics Corporation to ICT Investments, LLC

14.1	Code of Ethics

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

* Indicates management contract or compensatory plan

+ Incorporated by reference to the Company's Form 10 filed with the Securities and Exchange Commission on April 30, 2020

