Form 10-Q
period 2022-06-30
Laser Photonics Corp
filed 2022-08-15
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 000-56166

Laser Photonics Corporation
(Exact name of registrant as specified in its charter)

Delaware	84-3628771
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1101 N. Keller Road, Suite G Orlando, FL	32810
(Address of Principal Executive Offices)	Zip Code

(407) 804 1000
Registrant’s Telephone Number, Including Area Code

Not Applicable
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

COMMON STOCK, $0.001 PAR VALUE

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	Not Applicable	Not Applicable

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

As of August 10, 2022, the registrant had 4,878,417 shares of common stock, par value $.001 per share, issued and outstanding.

Page | 2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LASER PHOTONICS CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December
	2022 (Unaudited)	31, 2021

Assets
Current Assets
Cash and Cash Equivalents	540,101	615,749
Accounts Receivable, Net	701,701	84,365
Inventory	1,604,926	1,790,952
Total Current Assets	2,846,728	2,491,066

Other Assets	4,406	3,000

Property, Plant, & Equipment, Net	644,029	698,580

Intangible Assets	3,052,650	3,167,945

Operating Lease Right-of-Use Asset	454,469	499,758

Total Assets	7,002,282	6,860,349

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable and Accrued Liabilities	197,188	113,443
Deferred Revenue	71,064	91,775
Current Portion of Operating Lease	126,468	171,757
Sales Tax Payable	18,755	15,456
Total Current Liabilities	413,475	392,431

Long Term Liabilities
Loan Payable - Related Party	-	261,684
PPP Loans	-	317,328
Operating Lease Payable - Less Current Portion	328,001	328,001
Total Long Term Liabilities	328,001	907,013

Total Liabilities	741,476	1,299,444

Commitments and Contingencies (Note 3)

Stockholders' Equity
Common Stock Par Value $0.01: 100,000,000 shares authorized; 4,878,417 issued and outstanding as of June 30, 2022 and December 31, 2021	48,783	48,783
Additional Paid in Capital	5,242,832	5,242,832
Retained Earnings (Deficit)	969,191	269,290
Total Stockholders' Equity	6,260,806	5,560,905

Total Liabilities and Stockholders' Equity	7,002,282	6,860,349

See accompanying notes to financial statements

Page | 3

LASER PHOTONICS CORPORATION

STATEMENTS OF PROFIT AND LOSS

(UNAUDITED)

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2022	2021	2022	2021

Net Sales	1,353,642	914,492	2,565,726	1,890,517
Cost of Goods Sold	410,642	163,755	709,231	515,792
Gross Profit	943,000	750,737	1,856,496	1,374,725
Operating Expense
G&A Expense	609,781	410,334	1,149,201	835,970
Total Operating Expense	609,781	410,334	1,149,201	835,970
Operating Income	333,219	340,403	707,295	538,755
Other Income (Expense)
Interest Expense	(10,018)	(16,212)	(14,426)	(32,453)
Other	-	-	7,031	-
Total Other Income (Expense)	(10,018)	(16,212)	(7,394)	(32,453)
Income (Loss) Before Tax	323,201	324,191	699,901	506,302
Tax Provision	-	-	-	68
Net Income	323,201	324,191	699,901	506,234
Income per Share:
Weighted Average Shares Outstanding; June 30, 2021 is reflective of a 1/6 reverse stock split	4,878,417	4,878,417	4,878,417	4,878,417
Net Income per Share	0.07	0.07	0.14	0.10

See accompanying notes to financial statements

Page | 4

LASER PHOTONICS CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ending
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	699,901	506,234
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	174,041	79,859
Non-Cash Lease Expense - Right-of-Use Asset		86,266
Changes in Operating Assets and Liabilities:
Accounts Receivable	(617,335)	(135,292)
Inventory	186,026	131,475
Accounts Payable and Sales Tax Payable	87,044	(42,692)
Deferred Revenue	(20,711)	(338,801)
Operating Lease Liability	(45,289)	(86,266)
Other Assets	(1,406)	-
Net Cash Provided by (Used in) Operating Activities	462,270	200,783

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Outlay for Fixed Assets	-	(2,750)
Cash Outlay for Intangible Assets	(4,195)	(2,995)
Net Cash Used In Investing Activities	(4,195)	(5,745)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From (Repayment of) Loan Payable - Related Party	(216,395)	(217,031)
Proceeds From (Repayment of) PPP Loans	(317,328)	198,750
Net Cash (Used In) Provided by Financing Activities	(533,723)	(18,281)

Net Change in Cash	(75,648)	176,757
Cash - Beginning of Period	615,749	326,713
Cash - End of Period	540,101	503,470

See accompanying notes to financial statements

Page | 5

LASER PHOTONICS CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

Six Months Ended June 30, 2022

			Additional
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022 after 1/6 split. 100,000,000 authorized at 0.001	4,878,417	$48,783	$5,242,832	$269,290	$5,560,905

Net income for the six months ended June 30, 2022	-	-	-	699,901	699,901

Balance, June 30, 2022	4,878,417	$48,783	$5,242,832	$969,191	$6,260,806

Six Months Ended June 30, 2021

			Additional
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2021	29,270,502	$292,705	$4,998,911	$(4,995)	$5,286,621

Net income for the six months ended June 30, 2021	-	-	-	506,234	506,234

Balance, June 30, 2021	29,270,502	$292,705	$4,998,911	$501,239	$5,792,855

See accompanying notes to financial statements

Page | 6

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

Page | 7

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

Accounts Receivable

Trade accounts receivable are recorded net of allowance for expected uncollectible accounts. The Company extends credit to its customers in the normal course of business and performs on-going credit evaluations of its customers. All accounts, or portions thereof, that are deemed uncollectible are written off to bad debt expense, as incurred. In addition, most sales orders are not accepted without a substantial deposit. As of June 30, 2022, the balance of collectible accounts was $701,701.

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

Page | 8

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

At June 30, 2022 and December 31, 2021, respectively, our inventory consisted of the following:

	June 30, 2022	December 31, 2021
Inventory
Equipment Parts Inventory	727,997	731,863
Finished Goods Inventory	181,715	161,918
Sales Demo Inventory	647,790	885,514
Work in process Inventory	47,425	11,657
Total Inventory	1,604,926	1,790,952

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

Machinery and Equipment

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Category	Economic Useful Life
Office furniture and fixtures	3-5 years
Machinery and equipment	5-7 years
Intangible Assets	7-12 years

Page | 9

	June 30, 2022	December 31, 2021
Capital Assets
Equipment and Furniture
Accumulated Depreciation	(241,078)	(186,526)
Machinery & Equipment	797,696	797,695
Office and Computer Equipment	8,420	8,420
Office Furniture	31,029	31,029
R&D Equipment	37,973	37,973
Vehicles	9,989	9,989
Total Capital Assets	644,029	698,580

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

Intangible Assets	June 30, 2022	December 31, 2021
Accumulated Amortization	(355,620)	(236,130)
Customer Relationships	211,000	211,000
Equipment Design Documentation	2,675,000	2,675,000
Operational Software & Website	305,470	301,275
Trademarks	216,800	216,800
Total Intangible Assets	3,052,650	3,167,945

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

Current Liabilities

Our current liabilities consist of accounts payable, accrued liabilities, sales tax payable, current portion of operating lease payable and deferred revenue. Sales tax liability is created when the Company sells equipment and services to another entity located in the State of Florida. Currently the sales tax rate in Orange County, our place of business, is 6.5%. As of June 30, 2022, our sales tax liability was recorded at $18,755.

Page | 10

Deferred Revenue

The Company requires deposits for most sales orders. These deposits are recorded as deferred revenue until such time as the revenue recognition criteria for that project or order is completed. As of June 30, 2022, our deferred revenue was recorded at $71,064 compared to $91,775 recorded at December 31, 2021.

Liquidity and Capital Resources

For the six months ended June 30, 2022, our liquidity needs were met through cash from our operations.

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities:

	For the six Months ending June 30,
	2022	2021
Net cash provided by Operating Activities	462,270	200,783
Net cash provided by Investing Activities	(4,195)	(5,745)
Net cash provided by Financing Activities	(533,723)	(18,281)

As of June 30, 2022, the Company had $540,101 in cash, $2,306,627 in current assets (without cash and cash equivalents) and $413,475 in current liabilities.

As a result, on June 30, 2022, the Company had $2,433,253 in total working capital, compared to $2,098,635 of total working capital at December 31,2021.

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

Page | 11

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

Off-Balance Sheet Arrangements

During the quarter ended June 30, 2022, the Company did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Page | 12

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

NOTE 4 – SUBSEQUENT EVENTS

On April 29, 2022, we entered into a Forbearance Agreement with Axiom Bank regarding an unpaid PPP loan totaling $203,458 as of March 31, 2022, comprised of the in the unpaid principal amount of $198,750, unpaid interest of $2,208 and $2,500 in attorneys’ fees and costs. Under the terms of the Forbearance Agreement, we satisfied the obligation in three equal payments during the quarter, thereby eliminating the liability as of June 30, 2022.

Page | 13

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

Page | 14

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

On April 27, 2020, the Company received a First Draw loan in the amount of $198,750 pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act, and on March 26, 2021, the Company received a Second Draw loan from Axiom Bank, N.A., headquartered in Central Florida, in the amount of $198,750 pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The total aggregate amount of PPP Loans received by the Company by March 31, 2022 was $397,500. Under the terms of the PPP, PPP loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. We were not approved for forgiveness in the full amount, and have completely repaid the balance due as of June 30, 2022.

Liquidity and Capital Resources

For the six months ending June 30, 2022, our liquidity needs were met through cash from our operations.

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities:

	For six Months ending June 30,
	2022	2021
Net cash provided by Operating Activities	462,270	200,783
Net cash provided by Investing Activities	(4,195)	(5,745)
Net cash provided by Financing Activities	(533,723)	(18,281)

As of June 30, 2022, the Company had $540,101 in cash, $2,306,627 in current assets (without cash and cash equivalents) and $413,475 in current liabilities.

As a result, on June 30, 2022, the Company had $2,433,253 in total working capital, compared to $2,098,635 of total working capital at December 31,2021.

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

Page | 15

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

Lease Liability

As of June 30, 2022, the amount of the recorded lease liability less the current portion was $328,001.

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

Page | 16

Results of Operations

For the three months ending June 30, 2022

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

For the three months ending June 30, 2022, we recognized revenue of $1,353,642, as compared to $914,492 in revenue for the same period in 2021, an increase of $439,150. The increase is primarily due to an increase in roughing high power 2000CTH and conditioning 300CTH model units sold in the second quarter of 2022, and increased recognition and approval of laser blasting by leading U.S. agencies and automakers.

	Three Months ending June 30,
	2022	2021
Revenue	1,353,642	914,492

For the three months ending June 30, 2022, our net income was $323,201 as compared to $324,191 in the same period of 2021.

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

Our largest sales were to Daimler, Detroit Diesel, Aurora Lasers, Johnson Controls and Dorner Manufacturing.

Revenue Recognition

We generate revenue from the production and sale of laser equipment, OEM laser products and service and repair. We recognize revenue according to ASC 606. When the customer obtains control over the promised equipment or services, we record revenue in the amount of consideration that we receive or can expect to receive in exchange for those goods and services. We apply the following five-step model to determine revenue recognition:

•	identification of a contract with a customer;
•	identification of the performance obligations in the contact;
•	determination of the transaction price;
•	allocation of the transaction price to the separate performance allocation; and
•	recognition of revenue when performance obligations are satisfied.

Page | 17

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

For the three months ending June 30, 2022, we recorded cost of goods sold of $410,642 in comparison to $163,755 for the three months ending June 30, 2021.

Page | 18

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

For the three months ending June 30, 2022 and 2021, we recorded gross profit of $943,000 and $750,737 respectively. The increase in gross profit for the three months ending June 30, 2022 was largely the result of increased sales.

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

For the three months ending June 30, 2022 and 2021, we recorded total expenses of $619,798 and $426,546, respectively. The increase in expenses for the three months ending June 30, 2022 was largely driven by increased G&A expense.

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

All of our R&D expenses for the three months ending June 30, 2022 were expensed rather than capitalized. We intend to establish a separate accounting for R&D expenses in the near future.

For the six months ending June 30, 2022

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

Page | 19

For the six months ending June 30, 2022, we recognized revenue of $2,565,726, as compared to $1,890,517 for the same period in 2021, an increase of $675,209. The increase is primarily due to an increase in roughing high power 2000CTH and conditioning 300CTH model units sold in the first half of 2022, and increased recognition and approval of laser blasting by leading U.S. agencies and automakers.

	Six Months ending June 30,
	2022	2021
Revenue	2,565,726	1,890,517

For the six months ending June 30, 2022, our net income was $699,901 as compared to $506,234 in the same period of 2021.

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

Our largest sales were to Daimler, Detroit Diesel, Aurora Lasers, Johnson Controls and Dorner Manufacturing.

Revenue Recognition

We generate revenue from the production and sale of laser equipment, OEM laser products and service and repair. We recognize revenue according to ASC 606. When the customer obtains control over the promised equipment or services, we record revenue in the amount of consideration that we receive or can expect to receive in exchange for those goods and services. We apply the following five-step model to determine revenue recognition:

•	identification of a contract with a customer;
•	identification of the performance obligations in the contact;
•	determination of the transaction price;
•	allocation of the transaction price to the separate performance allocation; and
•	recognition of revenue when performance obligations are satisfied.

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

Page | 20

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

For the six months ending June 30, 2022, we recorded cost of goods sold of $709,231 in comparison to $515,792 for the six months ending June 30, 2021.

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

For the six months ending June 30, 2022 and 2021, we recorded gross profit of $1,856,496 and $1,374,725 respectively. The increase in gross profit for the six months ending June 30, 2022 was entirely the result of increased sales.

Page | 21

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

For the six months ending June 30, 2022 and 2021, we recorded total expenses of $1,156,595 and $868,423, respectively. The increase in expenses for the six months ending June 30, 2022 was largely driven by increased G&A expense.

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

All of our R&D expenses for the six months ending June 30, 2022 were expensed rather than capitalized. We intend to establish a separate accounting for R&D expenses in the near future.

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

Page | 22

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

We adopted ASU 2016-02 effective as of January 1, 2021 utilizing the cumulative-effect adjustment transition method of adoption, which resulted in the recognition on our balance sheet as of June 30, 2022 of $454,469 of right-of-use assets for operating leases.

The adoption of ASU 2016-02 also required us to include any initial direct costs, which are incremental costs that would not have been incurred had the lease not been obtained, in the right-of-use assets. The recognition of these costs in connection with our adoption of this guidance did not have a material impact on our financial statements.

Amounts related to our reporting segment information for the six months ending June 30, 2022 have been restated throughout this Quarterly Report on Form 10-Q to reflect the changes in our reporting segments.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements.

Page | 23

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of August 15, 2022, our President and our Vice President, Finance evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for monitoring the process pursuant to which information is gathered and analyze such information to determine the extent to which such information requires disclosure in the reports filed with the Securities and Exchange Commission (“SEC”). Based on such evaluation, our President and Vice President, Finance have concluded that as of June 30, 2022, the Company’s disclosure controls and procedures were not effective.  Specifically, the Company has filed a registration statement (File No. 333-261129) on Form S-1 (the “Registration Statement”) for an initial public offering of its common stock (the “IPO”), and during the SEC review process, the Company detected errors in is financial statements for the year ended December 31,2021 and for the three months ended March 31, 2022.  The errors were corrected in the Registration Statement in pre-effective amendments filed with the SEC during the quarter ended June 30, 2022.  Steps taken to remediate our disclosure controls and procedures are discussed below.

Changes in internal controls over financial reporting

As described above, during the quarter ended June 30, 2022, the Company discovered errors in its historical financial statements. Management has taken, continues to work with, and plans to implement the following to improve its internal control over financial reporting:

•	In January 2021, we launched a comprehensive management software system that is initially being utilized to track sales orders, purchase orders and inventory. This system is scalable, and we plan to expand this system and integrate this with our accounting systems to strengthen our internal controls and disclosure controls and procedures.

•	In February 2022, we engaged MKA CPAs & Advisors, a regional advisory firm that provides outsourced accounting services, to assist us with month end closing activities and financial statement preparation, including compilation of monthly and annual balance sheets and statements of operations, in accordance with Statements on Standards for Accounting Review Services promulgated by the AICPA.

•	In April 2022, we engaged CFO Systems, LLC, an outsourced CFO consultancy, to assist with the preparation of, and revisions to, the financial information presented in the Registration Statement, as well as to implement any improvements or enhancements to such financial information as incorporated into our periodic reports, such as this Form 10-Q.

•	In July 2022, we hired for the first time a Vice President of Finance with extensive financial planning and reporting experience in manufacturing and distribution, including larger public company settings, who serves as both our Principal Accounting Officer and Principal Financial Officer. He establishes immediate financial reporting leadership and will assume responsibility for the development of a comprehensive system of reporting controls, including the onboarding of additional specialized accounting expertise as the business grows and evolves.

•	We plan to use a portion of the proceeds of the IPO to expand our financial reporting group, provide training on public company financial reporting to relevant personnel, and to enhance our accounting systems, as mentioned in the previous bullets.

Management believes these change in our internal controls over financial reporting materially affected, and are reasonably likely to materially affect, our internal controls over financial reporting in a positive way going forward.  We will continue to evaluate our internal controls and make adjustments and enhancements as necessary and appropriate to remediate any deficiencies in our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report on Form 10-Q.

Page | 24

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

Page | 25

ITEM 6. EXHIBITS.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial and accounting officer

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

Page | 26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Laser Photonics Corporation

Date: August 15, 2022	By:	/s/ Wayne Tupuola
Name: Wayne Tupuola
Title: President and CEO
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Timothy Schick
Name: Timothy Schick
Title: Vice President, Finance
(Principal Accounting Officer and Principal Financial Officer)

Page | 27