Form 10-K/A
period 2021-12-31
Laser Photonics Corp
filed 2022-08-26
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 0-561666

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

As of June 30, 2021 and as of the date this Amendment No. 2 on Form 10-K/A is filed with the Securities and Exchange Commission, there was no public market for the Registrant’s common stock.

As of March 15, 2022, there were 4,878,417 shares of the registrant's Common Stock outstanding.  Unless otherwise noted and other than in our financial statements and the notes thereto, the share and per share information reflects a reverse stock split of our outstanding common stock at a ratio of 1-for 6 shares that occurred in December 2021 and is reflected retroactively in the financial statements included in this Amendment No. 2 on Form 10-K/A in accordance with ASC 260-10-55-12, which requires retroactive presentation.

EXPLANATORY NOTE

Laser Photonics Corporation hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2022 and amended on June 15, 2022 (the “Amended Form 10-K”), as set forth in this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”).

The purpose of this Amendment No. 2 is to file restated financial statements for the year ended December 31, 2021 (Item 8, “Financial Statement and Supplementary Data”), update the risk factors (Item 1A, “Risk Factors”), amend Item 6 (“Selected Financial Data”), correct Item 8 (“Financial Statements and Supplementary Data”), and update Item 9A (“Controls and Procedures”).  This Amendment No. 2 does not reflect events that may have occurred after the filing date of the Amended Form 10-K, except as set forth below to provide some context for this Amendment No. 2.

As of August 15, 2022, our President and our Vice President, Finance evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the fiscal year covered by the Amended Form 10-K. Based on such evaluation, our President and Vice President, Finance concluded that as of December 31, 2021, March 31, 2022 and June 30, 2022, our disclosure controls and procedures were not effective.  Specifically, we filed a registration statement (File No. 333-261129) on Form S-1 (the “Registration Statement”) for an initial public offering of our common stock (the “IPO”), and during the SEC review process, management detected errors in the financial statements for the year ended December 31, 2021 and for the three months ended March 31, 2022.  The errors were corrected in the Registration Statement in pre-effective amendments filed with the SEC during the quarter ended June 30, 2022.  Steps taken to remediate our internal controls over financial reporting and our disclosure controls and procedures are discussed in our Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 15, 2022, and under Item 9A in this Amendment No. 2.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, which are identified by the words "believe," "expect," "anticipate," "intend," "plan" and similar expressions. The statements contained herein which are not based on historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, risks associated with our ability to successfully develop and protect our intellectual property, our ability to raise additional capital to fund future operations and compliance with applicable laws and changes in such laws and the administration of such laws. These risks are described below and in "Item 1A “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statements were made.

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

While we expect that the funds provided to us through the IPO will meet our financing requirements for the next 18 months, if, in the future, we are not able to generate sufficient revenues from operations and our capital resources are insufficient to meet future requirements, we may have to raise funds to allow us to continue to commercialize, market and sell our products. We cannot be certain that funding will be available on acceptable terms or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct business or return capital to investors. If we are unable to raise additional capital if required or on acceptable terms, we may have to significantly scale back, delay or discontinue the development and/or commercialization of our laser-based cleaning products, restrict our operations or obtain funds by entering into agreements on unattractive terms.

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

We have a substantial amount of intangible assets, representing approximately 43.6% of our total assets as of June 30, 2021 and 15.0% on a pro forma basis for giving effect to the IPO. While we amortize our intangible assets, they may be subject to impairment testing. If we have any significant impairment to our intangible assets, it may have a material adverse effect on our reported financial results for the period in which the charge is taken and could result in a decrease in the market price of our common stock.

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

We must comply with laws and regulations relating to the formation, administration and performance of our one existing and anticipated future U.S. Government contracts, which affect how we do business with our customers and may impose added costs on our business. U.S. Government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government, department-specific regulations that implement or supplement DFAR, such as the DOD’s Defense Federal Acquisition Regulation Supplement (DFARS) and other applicable laws and regulations. We are also subject to the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations; the Procurement Integrity Act, which regulates access to competitor bid and proposal information and government source selection information, and our ability to provide compensation to certain former government officials; the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. Government for payment or approval; the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. Government for payment or approval; and the U.S. Government Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. Government contracts. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, and the assessment of penalties and fines and lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. In addition, government contractors are also subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Audit Agency (“DCAA”) and Defense Contract Management Agency. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of and a contractor’s compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. During the term of any suspension or debarment by any U.S. Government agency, contractors can be prohibited from competing for or being awarded contracts by U.S. Government agencies. The termination of any of our significant Government contracts or the imposition of fines, damages, suspensions or debarment would adversely affect our business and financial condition.

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

Global inflation has increased during 2022. The Russia Ukraine conflict and other geopolitical tensions, as well as the related international response, have exacerbated inflationary pressures, including causing increases in the price for goods and services and exacerbated global supply chain disruptions, which have resulted in, and may continue to result in, shortages in materials and services and related uncertainties. Such shortages have resulted in, and may continue to result in, cost increases for labor, fuel, materials and services, and could continue to cause costs to increase, and also result in the scarcity of certain materials. We cannot predict any future trends in the rate of inflation or other negative economic factors or associated increases in our operating costs and how that may impact our business. To the extent we are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our business, our revenues and gross profit could decrease, and our financial condition and results of operations could be adversely affected.

Risks Related to Our Intellectual Property

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

We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. Our ability to stop third parties from obtaining the information or know-how necessary to make, use, sell, offer to sell or import our products or practice our technology is dependent in part upon the extent to which we prevent disclosure of the trade secrets that cover these activities. Trade secret rights can be lost through disclosure to third parties. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our trade secrets to third parties, resulting in loss of trade secret protection. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how, which would not constitute a violation of our trade secret rights. Enforcing a claim that a third party is engaged in the unlawful use of our trade secrets is expensive, difficult and time-consuming, and the outcome is unpredictable. In addition, recognition of rights in trade secrets and a willingness to enforce trade secrets differs in certain jurisdictions.

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

Competitors may infringe our intellectual property. As a result, we may be required to file infringement claims to stop third-party infringement or unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover its technology or that the factors necessary to grant an injunction against an infringer are not satisfied. An adverse determination of any litigation or other proceedings could put one or more of our patents at risk of being invalidated, interpreted narrowly, or amended such that they do not cover our product candidates. Moreover, such adverse determinations could put our patent applications at risk of not issuing or issuing with limited and potentially inadequate scope to cover our product candidates or to prevent others from marketing similar products.

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

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (2) reduced disclosure obligations regarding executive compensation in this Form S-1 and our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this Form S-1. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any September 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the Securities and Exchange Commission (the “SEC”) following the date upon which we are no longer an “emerging growth company” as defined in the JOBS Act.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies

Because the Company is a “smaller reporting company,” we may take advantage of certain scaled disclosures available to us, resulting in holders of our securities receiving less Company information than they would receive from a public company that is not a smaller reporting company.

We are a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a smaller reporting company, we may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our common shares held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and our common shares held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. To the extent we take advantage of any reduced disclosure obligations, it may make it harder for investors to analyze the Company’s results of operations and financial prospects in comparison with other public companies.

As a smaller reporting company, we are permitted to comply with scaled-back disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have elected to adopt the accommodations available to smaller reporting companies. Until we cease to be a smaller reporting company, the scaled-back disclosure in our SEC filings will result in less information about our company being available than for other public companies.

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

We do not intend to pay cash dividends to our stockholders.

We paid a one-time cash dividend for the year ended December 31, 2021 in the amount of $310,280. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any cash dividends in the foreseeable future. If we determine that we will pay cash dividends to the holders of our common stock, we cannot assure that such cash dividends will be paid on a timely basis. The success of your investment in our Company will likely depend entirely upon any future appreciation.

Some provisions of our certificate of incorporation and bylaws may deter takeover attempts, which may inhibit a takeover that stockholders consider favorable.

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

Insofar as indemnification for liabilities under the Securities Act of 1933, as amended (the “Securities Act”) may be permitted to directors, officers or persons controlling us under the above provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

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

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud. Any further inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. As described in the next risk factor, we have determined that material weaknesses in our internal control over financial reporting existed and that our internal controls were not effective as of any of December 31, 2021. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. With each prospective acquisition we may make we will conduct whatever due diligence is necessary or prudent to assure us that the acquisition target can comply with the internal controls requirements of the Sarbanes-Oxley Act. Notwithstanding our diligence, certain internal controls deficiencies may not be detected at acquired entities. As a result, any internal control deficiencies may adversely affect our financial condition, results of operations and access to capital.

We restated our previously issued consolidated financial statements and identified material weaknesses in our internal controls over financial reporting.

We determined that a restatement of our December 31, 2021 audited financial statements was required after discussions among management and our independent registered public account firm, BF Borgers, CPA PC, due to the incorrect presentation of the Statement of Cash Flows, inconsistent with the requirements of ASC 230-10-45 and ASC 842-20-45-5. As part of the restatement process, we have identified material weaknesses in our internal control over financial reporting and concluded that our internal controls were not effective as of December 31, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate our material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain effective internal controls could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

PART II

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes included elsewhere in this Amendment No. 2. The data for the years ended December 31, 2021 and 2020, is derived from our audited financial statements and related notes included elsewhere in this Amendment No. 2. Our historical results are not necessarily indicative of the results for any future period.

Statement of Operations Data:

	Year Ended
	December 31,
	2021	2020
Statement of operations data:
Net Sales	$4,190,709	$2,154,777
Cost of Goods Sold	1,542,658	949,782
Gross Profit	2,648,051	1,204,995
Operating expenses	2,036,920	1,194,354
Income from operations	611,131	10,641
Interest expense	(49,351)	-
Gain on termination of lease	22,682	-
Income tax provision	(68)	-
Net income	$584,394	$10,641
Income per common share (1)	$.12	$-

(1)      Includes restatement of previous year for 1-for-6 reverse stock split of common stock that occurred December 2021.

	December 31,
Balance sheet data:	2021	2020
Cash	$615,749	$326,714
Total assets	$6,860,349	$7,484,742
Current liabilities	$392,431	$1,028,749
Total liabilities	$1,299,444	$2,198,122

	Year Ended
	December 31,
	2021	2020
Cash flows data:	(Restated)	(Restated)
Net cash provided by (used in) operating activities	$1,375,287	$(1,525,198)
Net cash provided by (used in) investing activities	(229,465)	(4,059,716)
Net cash provided by (used in) financing activities	(856,787)	5,911,628
Net change in cash and cash equivalents	$289,035	$326,714

	Year Ended
	December 31,
	2021	2020
Other financial data (unaudited):
EBITDA(1)	$1,030,060	$129,732

In addition to providing financial measurements based on generally accepted accounting principles in the United States (GAAP), we provide the following additional financial metric that is not prepared in accordance with GAAP (non-GAAP): EBITDA. Management uses this non-GAAP financial measure, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance. We believe that this non-GAAP financial measure helps us to identify underlying trends in our business that could otherwise be masked by the effect of certain expenses that we exclude in the calculations of the non-GAAP financial measures.

Accordingly, we believe that this non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in the business and provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects.

This non-GAAP financial measure does not replace the presentation of our GAAP financial results and should only be used as a supplement to, not as a substitute for, our financial results presented in accordance with GAAP. There are limitations in the use of non-GAAP measures, because they do not include all the expenses that must be included under GAAP and because they involve the exercise of judgment concerning exclusions of items from the comparable non-GAAP financial measure. In addition, other companies may use other non-GAAP measures to evaluate their performance, or may calculate non-GAAP measures differently, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.

(1)

EBITDA. EBITDA is a non-GAAP financial measure used by management, lenders, and certain investors as a supplemental measure in the evaluation of some aspects of a corporation’s financial position and core operating performance. Investors sometimes use EBITDA, as it allows for some level of comparability of profitability trends between those businesses differing as to capital structure and capital intensity by removing the impacts of depreciation and amortization. EBITDA also does not include changes in major working capital items, such as receivables, inventory and payables, which can also indicate a significant need for, or source of, cash. Since decisions regarding capital investment and financing and changes in working capital components can have a significant impact on cash flow, EBITDA is not necessarily a good indicator of a business’s cash flows. We use EBITDA for evaluating the relative underlying performance of our core operations and for planning purposes. We calculate EBITDA by adjusting net income to exclude net interest expense, income tax expense or benefit, depreciation and amortization, thus the term “Earnings Before Interest, Taxes, Depreciation and Amortization” and the acronym “EBITDA.”

We believe EBITDA is helpful for investors to better understand our underlying business operations. The following table adjusts Net Income (Loss) to EBITDA for the years ended December 31, 2021 and 2020.

	Year Ended
	December 31,
	2021	2020
Reconciliation of EBITDA:
Net Income (Loss)	$584,394	$10,641
Add (deduct):
Interest expense	49,351	-
Taxes	68	-
Other	-	92,682
Depreciation & Amortization	396,247	26,409
EBITDA(1)	$1,030,060	$129,732

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

Restatement of December 31, 2021 Financial Statements

As discussed in Note 3 to the financial statements, the financial statements have been restated to correct certain misstatements.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2019

Lakewood, CO

March 31, 2022 except for the effects of the restatement disclosed in Notes 2, and 3, for which the date is August 1, 2022.

BALANCE SHEET

LASER PHOTONICS CORPORATION

BALANCE SHEET

	December 31,
	2021	2020
ASSETS
Cash and Cash Equivalents	615,749	326,714
Accounts Receivable	84,365	756,095
Inventory	1,790,952	2,172,327
Other assets	3,000
Fixed Assets	698,580	849,027
Intangible Assets	3,167,945	3,184,280
Operating lease right-of-use - and other	499,758	196,299
TOTAL ASSETS	6,860,349	7,484,742

LIABILITIES & EQUITY
Current Liabilities	392,431	1,028,749
Long Term Liabilities	907,013	1,169,373
Additional Paid in Capital	5,242,832	5,242,832
Common stock par value $0.01: 100,000,000 shares authorized; 4,878,417 issued and outstanding as of December 31, 2021, and December 31, 2020 reflected retroactively for 1/6 reverse stock split	48,783	48,783
Retained Earnings (Deficit)	269,290	(4,995)
Total Equity	5,560,905	5,286,620
TOTAL LIABILITIES & EQUITY	6,860,349	7,484,742

See accompanying notes to financial statement

LASER PHOTONICS CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020
Net Sales	4,190,709	2,154,777
Cost of Goods Sold	1,542,657	949,782
Gross Profit	2,648,051	1,204,995
Expense
Depreciation Expense	160,117	26,409
Amortization Expense	236,130
Interest Expense	49,351
Bad Debt Expense	14,601

G&A Expense	356,580	227,420
Payroll Expenses	1,095,524	767,879
Rent Expense	173,968	172,646
Tax	68
Total Expense	2,086,339	1,194,354
Other Gain	22,682
Net Income	584,394	10,641

Income per share
Net income per share	0.12	0.00
Weighted average shares, December 31, 2021 and 2020 are reflective of 1/6 reverse stock split	4,878,417	4,434,869

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

STATEMENTS STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity (Deficit)
Balance, January 1, 2020[1]	443,553	$4,436	$501,071	$(15,636)	$489,870

Shares issued to acquire fixed assets	4,434,864	44,349	4,741,761		4,786,110

Net income for the year ended December 31, 2020				10,641	10,641

Balance, December 31, 2020	4,878,417	$48,783	$5,242,832	$(4,995)	$5,286,620

Net income for the year ended December 31, 2021	-	-	-	584,394	584,394

Distribution as of December 31, 2021	-	-	-	(310,280)	(310,280)

Balance, December 31, 2021	4,878,417	$48,783	$5,242,832	$269,290	$5,560,905

(1)      Stock balances retroactively restated for 1-for-6 reverse stock split.

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

STATEMENTS OF CASH FLOWS

DECEMBER 31, 2021 AND DECEMBER 31, 2020

(As Restated)

	For the Year Ended December 31,
	2021	2020
Cash Flows From:	(As Restated)	(As Restated)
OPERATING ACTIVITIES
Net Income (Loss)	584,394	10,641
Adjustments to reconcile Net Income (Loss) to net cash used in operating activities:
Depreciation	160,117	26,409
Amortization	236,130	-
Net change right-of-use assets and liabilities	(19,313)	28,755
Change in operating assets and liabilities:
Accounts Receivable	671,730	(756,095)
Employee Cash Advances	(3,000)	-
Equipment Parts Inventory	(41,793)	(690,069)
Finished Goods Inventory	19,535	(181,453)
Work in process Inventory	7,584	(19,241)
Sales Demo Inventory	396,050	(786,414)
Accounts Payable	(636,147)	50,476
Unearned product Revenues		779,128
Sales tax payable		12,665
Net cash used in Operating Activities	1,375,287	(1,525,198)
INVESTING ACTIVITIES
Purchase of Machinery & Equipment	(2,750)	(794,945)
Purchase of Vehicles	-	(9,989)
Purchase of Office & Computer Equipment	(2,995)	(39,449)
Purchase of R&D Equipment	(6,920)	(31,053)
Purchase of Intangible assets	(216,800)	(3,184,280)
Net cash used in Investing Activities	(229,465)	(4,059,716)
FINANCING ACTIVITIES
Proceeds from Notes	(665,084)	926,768
Proceeds from PPP Loan	118,578	198,750
Dividends paid	(310,280)	-
Proceeds from Sale of Common Stock		4,786,110
Net cash provided by Financing Activities	(856,787)	5,911,628
Net cash increase for period	289,035	326,714
Cash at the beginning of period	326,714	-
Cash at end of period	$615,749	$326,714

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	15,456	68
Interest	49,351	43,300

SUPPLEMENTARY CASH FLOW INFORMATION:
Notes Paid During the Year for:
ICT Investments Loan: Note 2	(428,243)	(689,937)
ICT Investments Loan: Note 2	(236,841)	(236,841)
Total: Note 10	(665,084)	(926,778)

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this Amendment No. 2. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations.

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

The COVID-19 outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown, which is expected to depress our asset values, including long-lived assets, intangible assets, etc.

Although we cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on our results of future operations, financial position, and liquidity in fiscal year 2022.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Work in process inventory - Work in process inventory consists of inventory that is partially manufactured or not fully assembled as of the date of these financial statements. This equipment, machines, parts, frames, lasers and assemblies are items not ready for use or resale. Costs are accumulated as work in process until sales ready items are compete when it is moved to finished goods inventory. Amounts in this account represent items at various stages of completion at the year-end date.

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

At December 31, 2021, and December 31, 2020, respectively, the Company’s inventory consisted of the following:

	Year Ended December 31,
Inventory	2021	2020
Equipment Parts Inventory	731,863	690,070
Finished Goods Inventory	161,918	181,453
Sales Demo Inventory	885,514	1,281,564
Work in process Inventory	11,657	19,240
Total Inventory	1,790,952	2,172,327

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

	December 31,
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

 -

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

	December 31,
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

Liabilities

Liabilities Consist of Current Liabilities and Long Term Liabilities.

	December 31,
Liabilities	2021	2020
Current Liabilities
Accounts Payable	105,493	55,756
Deferred Revenue	91,775	779,128
Credit cards	7,950	-
Lease liability current portion	171,757	181,199
Sales Tax Liability	15,456	12,665
Total Current Liabilities	392,431	1,028,749
Long Term Liabilities	907,013	1,169,373
Total Liabilities	1,299,444	2,198,122

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

	December 31,
Long Term Liabilities	2021	2020
ICT Investments Loan
Note 2	261,684	689,927
Note1	-	236,841
Total ICT Investments Loan	261,684	926,768
Deferred Rent Liability	-	28,755
Lease liability - less current - Other	328,001	15,100
Total Lease liability - less current	328,001	43,855
PPP Loan	317,328	198,750
Total Long Term Liabilities	907,013	1,169,373
Total Liabilities	1,299,444	2,508,231

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

Liquidity and Capital Resources (Restated)

For the year ended December 31, 2021, the Company’s liquidity needs were met through the financing activity and ongoing support of the ICT Investments.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	Year ended December 31
	2021	2020
	(Restated)	(Restated)
Net cash provided by Operating Activities	1,375,287	(1,525,198)
Net cash provided by Investing Activities	(229,465)	(4,059,716)
Net cash provided by Financing Activities	(856,787)	5,911,628
Cash at the beginning of period	326,714	-
Net cash increase for period	289,035	326,714
Cash at end of period	615,749	326,714

On December 31, 2021, the Company had $2,101,635 in total working capital, in comparison to $2,226,387 on December 31, 2020:

	Year Ended December 31
	2021	2020
Cash And Cash Equivalents	615,749	326,714
Working Capital (excluding cash and cash equivalents)	1,485,887	1,899,674
Total Working Capital	2,101,636	2,226,388

The company restated the statement of cash flows as of December 31, 2021 and 2020 to comply with requirements ASC 230-10-45 and ASC 842-20-45-5.

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

Net Earnings/Loss per Share

Basic earnings/loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted earnings (loss) per share is computed by dividing the earnings (loss) available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of December 31, 2021, due to the short-term nature of these instruments.

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

June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation - Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

NOTE 3 - RESTATEMENT

The Company restated its previously issued financial statements by amending its Annual Report on Form 10-K, filed with the SEC on June 15, 2022.

The restated financial statements are indicated as “Restated” in the financial statements and accompanying notes, as applicable.

The Company is presenting below a reconciliation from the December 31, 2021 year end, as previously reported, to the restated values.  The values as previously reported were derived from the Company’s Annual Report on Form 10-K which presented the audited financial statements for the year ended December 31, 2021.

LASER PHOTONICS CORPORATION

STATEMENTS OF CASH FLOWS

DECEMBER 31, 2021 AND DECEMBER 31, 2020

(As Restated)

	Year Ended December 31,
	2021	2020
Cash Flows From:	(As Restated)	(As Restated)
OPERATING ACTIVITIES
Net Income (Loss)	584,394	10,641
Adjustments to reconcile Net Income (Loss) to net cash used in operating activities:
Depreciation	160,117	26,409
Amortization	236,130	-
Net change right-of-use assets and liabilities	(19,313)	28,755
Change in operating assets and liabilities:
Accounts Receivable	671,730	(756,095)
Employee Cash Advances	(3,000)	-
Equipment Parts Inventory	(41,793)	(690,069)
Finished Goods Inventory	19,535	(181,453)
Work in process Inventory	7,584	(19,241)
Sales Demo Inventory	396,050	(786,414)
Accounts Payable	(636,147)	50,476
Unearned product Revenues		779,128
Sales tax payable		12,665
Net cash used in Operating Activities	1,375,287	(1,525,198)
INVESTING ACTIVITIES
Purchase of Machinery & Equipment	(2,750)	(794,945)
Purchase of Vehicles	-	(9,989)
Purchase of Office & Computer Equipment	(2,995)	(39,449)
Purchase of R&D Equipment	(6,920)	(31,053)
Purchase of Intangible assets	(216,800)	(3,184,280)
Net cash used in Investing Activities	(229,465)	(4,059,716)
FINANCING ACTIVITIES
Proceeds from Notes	(665,084)	926,768
Proceeds from PPP Loan	118,578	198,750
Dividends paid	(310,280)	-
Proceeds from Sale of Common Stock		4,786,110
Net cash provided by Financing Activities	(856,787)	5,911,628
Net cash increase for period	289,035	326,714
Cash at the beginning of period	326,714	-
Cash at end of period	615,749	$326,714

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	15,456	68
Interest	49,351	43,300

SUPPLEMENTARY CASH FLOW INFORMATION:
Notes Paid During the Year for:
ICT Investments Loan: Note 2	(428,243)	(689,937)
ICT Investments Loan: Note 2	(236,841)	(236,841)
Total: Note 10	(665,084)	(926,778)

LASER PHOTONICS CORPORATION

STATEMENTS OF CASH FLOWS

DECEMBER 31, 2021 AND DECEMBER 31, 2020

(As Previously Reported)

	For the Year Ended December 31,
	2021	2020
Cash Flows From:
OPERATING ACTIVITIES
Net Income (Loss)	584,394	10,641
Adjustments to reconcile Net Income (Loss) to net cash used in operating activities:
Change in operating assets and liabilities:
Accounts Receivable	671,730	(756,095)
Employee Cash Advances	(3,000)
Equipment Parts Inventory	(41,793)	(690,069)
Finished Goods Inventory	19,535	(181,453)
Work in process Inventory	7,584	(19,241)
Sales Demo Inventory	396,050	(786,414)
Accounts Payable	(636,147)	50,476
Unearned product Revenues		779,128
Lease Liability	312,901	225,054
Sales tax payable		12,665
Net cash used in Operating Activities	1,311,254	(1,355,308)
INVESTING ACTIVITIES
Depreciation and amortization	160,117	26,409
Purchase of Machinery & Equipment	(2,750)	(794,945)
Purchase of Vehicles	-	(9,989)
Purchase of Office & Computer Equipment	(2,995)	(39,449)
Purchase of R&D Equipment	(6,920)	(31,053)
Purchase of Intangible assets	(216,800)	(3,184,280)
Accumulated Amortization	236,130
Operating lease right-of-use	(303,459)	(196,299)
Net cash used in Investing Activities	(136,677)	(4,229,606)
FINANCING ACTIVITIES
Proceeds from Notes	(665,084)	926,768
Deferred Lease Liability	(28,755)
Proceeds from PPP Loan	118,578	198,750
Dividends paid	(310,280)
Proceeds from Sale of Common Stock		4,786,110
Net cash provided by Financing Activities	(885,541)	5,911,628
Net cash increase for period	289,035	326,714
Cash at the beginning of period	326,714	0
Cash at end of period	$615,749	$326,714

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year for:
Income taxes	15,456	68
Interest	49,351	43,300

SUPPLEMENTARY CASH FLOW INFORMATION:
Notes Paid During the Year for:
ICT Investments Loan: Note 2	(428,243)	(689,937)
ICT Investments Loan: Note 2	(236,841)	(236,841)
Total: Note 10	(665,084)	(926,778)

1.       To reclassify depreciation, accumulated amortization and right of use asset into operating section of statement of cash flows.

2.       The impact of the reclassification impacted cash flow from operations, financing and investing accordingly:

	Year ended December 31,
	2021	Adjustment	2021	2020	Adjustment	2020
	(As Previously Reported)		(Restated)	(As Previously Reported)		(Restated)
Net cash provided by Operating Activities	1,311,254	64,033	1,375,287	(1,328,899)	(196,299)	(1,525,198)
Net cash provided by Investing Activities	(136,677)	(92,788)	(229,465)	(4,256,015)	196,299	(4,059,716)
Net cash provided by Financing Activities	(885,541)	28,754	(856,787)	5,911,628		5,911,628
Cash at the beginning of period	326,714		326,714	-		-
Net cash increase for period	289,035	-	289,035	326,714	-	326,714
Cash at end of period	615,749	-	615,749	326,714	-	326,714

NOTE 4 - RELATED PARTY TRANSACTIONS

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

During the year 2020, ICT Investments made additional investments in the Company, consisting of inventories, certain capital manufacturing equipment, office and computer equipment, intangible assets consisting of 3D engineering design documentation, manufacturing database, customer relationship database with populated CRM, valued in total at $$4,786,110 which we will use in our business in exchange for 4,434,864 shares of its common stock.

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

NOTE 5 - STOCKHOLDERS’ EQUITY/DEFICIT

As of December 31, 2021, the Company did not have a stockholder deficit. Stockholder equity as of December 31, 2021 was $5,560,905, while on December 31, 2020 $5,286,620.  In accordance with ASC 260-10-55-12, Stockholders Equity is retroactively calculated for impact of 1-for-6 reverse stock split in December 2021.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has committed to lease 18,000 SF of manufacturing space with the monthly cost of $15,096 per month. The lease commitment expires on October 28, 2024.

NOTE 7 - ADVANCES

During its operations in the fiscal year ended December 31, 2021, the Company did not accrue any costs which were not paid through the cash proceeds or the sale of capital stock.

NOTE 8 - CASH FLOW REPORT

The Statements of Cash Flows for the year ended December 31, 2021 and 2020 have been restated, as required by ASC 250-10-50-7 through 10. The updates were made over the course of two sequential amendments to the Registration Statement to correct a footing error that went unnoticed during the initial filing of the Form 10-K for the year ended December 31, 2021, as well as to incorporate specific quantitative requirements of ASC 250-10-50-7, notably: (1) moving the depreciation and amortization addbacks from the Investing Activities section of the Cash Flow Statement to the Operating Activities section; and (2) presenting lease obligations on a net basis in the Operating Activities section of the Cash Flow Statement. There was no change to net cash flows for the periods presented as a result of these corrections, nor were there any Balance Sheet or Income Statement Effects.

NOTE 9 – SUBSEQUENT EVENTS

There were no subsequent events for the Company between January 1, 2022 and the date of the audit report issuance on June 30, 2022.

NOTE 10

The Statements of Cash Flows for the year ended December 31, 2021 and 2020 have been restated, as required by ASC 250-10-50-7 through 10. The updates were made over the course of two sequential amendments to the Registration Statement to correct a footing error that went unnoticed during the initial filing of the Form 10-K for the year ended December 31, 2021, as well as to incorporate specific quantitative requirements of ASC 250-10-50-7, notably: (1) moving the depreciation and amortization addbacks from the Investing Activities section of the Cash Flow Statement to the Operating Activities section; and (2) presenting lease obligations on a net basis in the Operating Activities section of the Cash Flow Statement. There was no change to net cash flows for the periods presented as a result of these corrections, nor were there any Balance Sheet or Income Statement Effects.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by Laser Photonics in the reports that it files or submits under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for monitoring the process pursuant to which information is gathered and analyze such information to determine the extent to which such information requires disclosure in the reports filed with the SEC.

We determined that a restatement of our December 31, 2021 audited financial statements was required after discussions among management and our independent registered public account firm, BF Borgers, CPA PC, due to the incorrect presentation of the Statement of Cash Flows, inconsistent with the requirements of ASC 230-10-45, and ASC 842-20-45-5.  As part of the restatement processes, we have identified material weaknesses in our internal control over financial reporting and concluded that our internal controls over financial reporting and disclosure controls and procedures were not effective as of December 31, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate our material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain effective internal controls could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

Making Our Internal Controls Effective

Management has taken, continues to work with, or plans to implement the following actions to remediate identified material weaknesses and improve its internal control over financial reporting, and we estimate the cost of each action as follows:

•

In January 2021, we launched a comprehensive software system tailored to manufacturing environments, to create and track quotes, sales orders, purchase orders, and inventory. We believe this system is scalable with our business and provides detailed reports to management. We intend to add an additional staff member in this area to strengthen our internal controls coincident with an increase to the number and size of our business transactions.

•

In February 2022, we engaged MKA CPAs & Advisors, a regional advisory firm that provides outsourced accounting services, to assist us with month-end closing activities and the preparation of end-of-period financial statements in accordance with Statements on Standards for Accounting Review Services promulgated by the AICPA. We estimate the annual cost of their services to be $20,000.

•

In April 2022, we engaged CFO Systems, LLC, an outsourced CFO consultancy, to assist with the preparation of, and revisions to, the financial information presented in the Registration Statement, as well as to implement any improvements and enhancements to such financial information for inclusion in our periodic reports. This is a non-recurring arrangement, and we expect the total cost of their services to be less than $50,000 through the completion of this offering.

•

In July 2022, we hired, for the first time, a Vice President of Finance, Tim Schick, CFA, who has extensive financial planning and reporting experience in manufacturing and distribution, including larger public company settings. Mr. Schick serves as both our principal accounting officer and principal financial officer. He establishes immediate financial reporting leadership and has assumed responsibility for the development of a comprehensive system of internal controls over financial reporting and disclosure controls and procedures, including the hiring of additional specialized accounting expertise as the business grows and evolves. We expect the 2023 cash compensation expense for Mr. Schick to be $200,000.

•

We plan to use a portion of the proceeds from our pending public offering to build and develop an internal accounting team, beginning with a dedicated Controller and a specialist to work both accounts payable and accounts receivable. In addition, we will provide training specific to public company financial reporting, to improve our quarterly and year-end reporting processes. Including an additional staff member in the area of purchasing and inventory control, as described in the first bullet point above, we expect to spend between $175,000 to $200,000 on new personnel and training next year.

Management believes these changes in our internal controls over financial reporting and our disclosure controls and procedures materially affected, and are reasonably likely to materially affect, our internal controls over financial reporting and our disclosure controls and procedures in a positive way going forward.  We will continue to evaluate our internal controls, as well as our disclosure controls and procedures, and make adjustments and enhancements as necessary and appropriate to remediate any deficiencies in our internal control over financial reporting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

EXHIBIT INDEX

Exhibit	Description
3.1+	Certificate of Incorporation

3.2+	Certificate of Amendment to the Certificate of Incorporation

3.2+	Bylaws

4.1+	Specimen Stock Certificate evidencing the shares of Common Stock

31.1[1]	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________

* Indicates management contract or compensatory plan

+ Incorporated by reference to the Company's Form 10 filed with the Securities and Exchange Commission on April 30, 2020

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Laser Photonics Corporation

August 25, 2022	By:	/s/ Wayne Tupuola
	Name:	Wayne Tupuola
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 25, 2022	By:	/s/ Tim Schick, CFA
	Name:	Tim Schick, CFA
	Title:	Vice President, Finance
(Principal Financial and Accounting Officer)

August 25, 2022	By:	/s/ Tatiana Nikitina
	Name:	Tatiana Nikitina
	Title:	Director

August 25, 2022	By:	/s/ Arnold Bykov
	Name:	Arnold Bykov
	Title:	Director

EXHIBIT INDEX

Exhibit	Description
3.1+	Certificate of Incorporation

3.2+	Certificate of Amendment to the Certificate of Incorporation

3.2+	Bylaws

4.1+	Specimen Stock Certificate evidencing the shares of Common Stock

31.1[2]	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________

* Indicates management contract or compensatory plan

+ Incorporated by reference to the Company's Form 10 filed with the Securities and Exchange Commission on April 30, 2020

