Form 10-Q/A
period 2022-03-31
Laser Photonics Corp
filed 2022-08-26
CIK 1807887

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q/A (“Amendment No. 1”) is being filed by the registrant (“Laser Photonics”) to amend its Quarterly Report on Form 10-Q for the period ended March 31, 2022, as filed with the U.S. Securities and Exchange Commission (“SEC”) on May 19, 2022 (“Original Filing Date”).  The purpose of this Amendment No. 1 is to correct Item 1 (“Financial Statements”) and Item 4 (“Controls and Procedures”). Except as described in the foregoing sentence no other changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way any of the other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date or the filing date of this Amendment No. 1, except as set forth below to provide some context for this Amendment No. 1.

As of August 15, 2022, our President and our Vice President, Finance evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by our Quarterly Report on Form 10-Q for the period ended June 30, 2022, as filed with the SEC on August 15, 2022 (the “June 30 Form 10-Q”). Based on such evaluation, our President and Vice President, Finance concluded that as of March 31, 2022, our disclosure controls and procedures were not effective.  Specifically, Laser Photonics filed a registration statement (File No. 333-261129) on Form S-1 (the “Registration Statement”) for an initial public offering of its common stock, and during the SEC review process, management detected errors in is financial statements for the year ended December 31, 2021 and for the three months ended March 31, 2022.  Specifically, we omitted earnings per share information from the notes to our unaudited financial statements for the three months ended March 31, 2022, as required by ASC 260-10-45 and ASC 260-10-50, in the Form 10-Q filed on the Original Filing Date. This error was corrected in the Registration Statement in pre-effective amendments filed with the SEC during the quarter ended June 30, 2022.  Steps taken to remediate our internal controls over financial reporting and disclosure controls and procedures are discussed in the June 30 Form 10-Q and repeated in this Amendment No. 1.

ITEM I – FINANCIAL STATMENTS

UNAUDITED INTERIM FINANCIAL STATEMENTS

LASER PHOTONICS CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$466,513	$615,749
Accounts receivable, net	737,555	84,365
Inventory	1,924,028	1,790,952
Total Current Assets	3,128,096	2,491,066

Other Assets	4,406	3,000

Property and equipment, net	671,305	698,580

Intangible assets	3,109,455	3,167,945

Operating lease right of use asset	454,469	499,758

Total Assets	$7,367,731	$6,680,349

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$201,989	$113,443
Sales tax payable	15,456	15,456
Current portion of operating lease payable	126,468	171,757
Deferred revenue	506,434	91,775
Total Current Liabilities	850,347	392,431

Non-current Liabilities
Loan payable - related party	-	261,684
PPP loans payable	251,778	317,328
Operating lease payable	328,001	328,001
Total Non-current Liabilities	579,779	907,013

Total Liabilities	1,430,126	1,299,444

Commitments and contingencies (Note 3)

Stockholders’ Equity
Common stock par value $0.01: 100,000,000 shares authorized; 4,878,417 issued and outstanding as of March 31, 2022 and December 31, 2021	48,783	48,783
Additional paid in capital	5,242,832	5,242,832
Retained earnings	645,990	269,290
Total Stockholders’ Equity	5,937,605	5,560,905

Total Liabilities and Stockholders’ Equity	$7,367,731	$6,860,349

LASER PHOTONICS CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2022	2021
Net Sales	1,212,084	976,025
Cost of Goods Sold	298,588	357,020
Gross Profit	913,496	619,005
Expense
Depreciation and Amortization	89,961	98,640
G&A Expense	144,242	89,081
Interest Expense	4,408	16,241
Payroll Expense	252,897	253,560
Rent Expense	45,289	43,133
Tax	-	68
Total Expense	536,797	500,723
Net Income	376,699	118,282
Income per share
Net income per share	0.08	0.02
Weighted average shares, March 31, 2022 and 2021 are reflective of 1/6 reverse stock split	4,878,417	4,878,417

LASER PHOTONICS CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$376,699	$118,282
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	89,961	95,890
Net change right-of-use assets and liabilities	-	-
Changes in operating assets and liabilities:
Accounts receivable	(653,191)	137,964
Other assets	(1,406)	-
Inventory	(133,076)	188,632
Deferred revenue	414,659	(582,295)
Accounts payable and sales tax payable	88,547	(49,710)
Net Cash Provided By (Used In) Operating Activities	182,193	(91,237)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash outlay for fixed assets	-	-
Cash outlay for intangible assets	(4,195)	(2,995)
Net Cash Used In Investing Activities	(4,195)	(2,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) PPP loans	(65,550)	198,750
Proceeds from (repayment of) loan payable - related party	(261,684)	(50,459)
Net Cash (Used In) Provided by Financing Activities	(327,234)	148,291

Net Change in Cash	(149,236)	54,059
Cash - Beginning of period	615,749	326,713
Cash - End of period	$466,513	$380,772

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Quarter for:

Interest	$4,408	$16,241

LASER PHOTONICS CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

Three Months Ended March 31, 2022

			Additional
	Common Stock		Paid In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, January 1, 2022 after 1/6 split. 100,000,000 authorized at 0.001	4,878,417	$48,783	$5,242,832	$269,291	$5,560,906

Net income for the three months ended March 31, 2022	-	-	-	376,699	376,699

Balance, March 31, 2022	4,878,417	$48,783	$5,242,832	$645,990	$5,937,605

Three Months Ended March 31, 2021

			Additional
	Common Stock		Paid In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, January 1, 2021[1]	4,878,417	$48,783	$5,242,832	$(4,995)	$5,286,621

Net income for the three months ended March 31, 2021	-	-	-	118,282	118,282

Balance, March 31, 2021	4,878,417	$48,783	$5,242,832	$113,287	$5,404,903

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

Machinery and Equipment

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Category	Economic Useful Life
Office furniture and fixtures	3-5 years
Machinery and equipment	5-7 years
Intangible Assets	7-12 years

	March 31, 2022	December 31, 2021
Capital Assets
Equipment and Furniture
Accumulated Depreciation	(213,802)	(186,526)
Machinery & Equipment	797,696	797,695
Office and Computer Equipment	8,420	8,420
Office Furniture	31,029	31,029
R&D Equipment	37,973	37,973
Vehicles	9,989	9,989
Property and Equipment	671,305	698,580

Intangible Assets

Intangible assets consist primarily of capitalized equipment design documentation, software costs for equipment manufactured for sale, research and development, as well as certain patent, trademark and license costs. Capitalized software and equipment design documentation development costs are recorded in accordance with Accounting Standard Codification ("ASC ") 985 "Software" with costs amortized using the straight-line method over a ten-year period. Patent, trademark and license costs are amortized using the straight-line method over their estimated useful lives of 12 years. On an ongoing basis, management reviews the valuation of intangible assets to determine if there has been impairment by comparing the related assets’ carrying value to the undiscounted estimated future cash flows and/or operating income from related operations.

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

On March 31, 2022, the Company recorded $0.08 diluted earnings per share, while as of March 31, 2021, the Company recorded $0.02 diluted earnings per share.

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

The carrying amount of our financial instruments approximates their fair value as of March 31, 2022, due to the short-term nature of these instruments.

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

NOTE 4 - CASH FLOW REPORT

The Statements of Cash Flows for the quarters ended March 31, 2022 and 2021 have been updated, as required by ASC 250-10-50-7 through - 10. The updates reflect the quantitative requirements of ASC 250-10-50-7, specifically presenting lease obligations on a net basis rather than gross basis for consistency with balance sheet assets and liabilities as reported. The reclassification required no changes to net cash flow for the periods presented, and there were no changes to the balance sheet or income statement. We believe these reclassifications were neither quantitatively or qualitatively material to the financial statements and accompanying notes.

NOTE 5 - SUBSEQUENT EVENTS

On April 29, 2022, we entered into a Forbearance Agreement with Axiom Bank regarding the one unpaid PPP loan totaling $203,458, comprised of the in the unpaid principal amount of $198,750, unpaid interest of $2,208 and $2,500 in attorneys’ fees and costs. Under the terms of the Forbearance Agreement, we paid $67,819 on April 30, 2022 $67,819 on May 31, 2022 and $67,819 on June 30, 2022.

ITEM 4. CONTROLS AND PROCEDURES

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

During the quarter ended June 30, 2022, as part of the review of the Registration Statement, we discovered errors in our historical financial statements, including the omission of earnings per share information from our unaudited financial statements for the quarter ended March 31, 2022. Accordingly, we have concluded that, as of the end of the period covered by this Amendment No. 1, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

Also, as part of the review of the Registration Statement, we determined that a restatement of our December 31, 2021 audited financial statements was required due to the incorrect presentation of the Statement of Cash Flows, inconsistent with the requirements of ASC 230-10-45 and ASC 842-20-45-5, and identified material weaknesses in our internal control over financial reporting that resulted in this incorrect presentation.

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

Any failure to maintain effective internal controls could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information which could have a negative effect on the trading price of our stock.

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

ITEM 6. EXHIBITS

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.1	Section 1350 Certification of Principal Financial Officer

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Laser Photonics Corporation

Date: August 25, 2022	By:	/s/ Wayne Tupuola
Name: Wayne Tupuola
Title: President and CEO
(Principal Executive Officer)

Date: August 25, 2022	By:	/s/ Tim Schick, CFA
Name: Tim Schick, CFA
Title: Vice President, Finance
(Principal Financial and Accounting Officer)

