Form 10-Q
period 2022-09-30
Laser Photonics Corp
filed 2022-11-14
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

Not Applicable
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

COMMON STOCK, $0.01 PAR VALUE

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	LASE	NASDAQ

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

As of November 15, 2022, the registrant had 7,878,417 shares of common stock, par value $.01 per share, issued and outstanding.

Page | 2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LASER PHOTONICS CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	Unaudited
Assets
Current Assets:
Cash and Cash Equivalents	$231,986	$615,749
Accounts Receivable, Net	1,248,045	84,365
Inventory	1,682,472	1,790,952
Total Current Assets	3,162,504	2,491,066

Other Assets	10,568	3,000

Property, Plant, & Equipment, Net	619,069	698,580

Intangible Assets, Net	2,995,846	3,167,945

Operating Lease Right-of-Use Asset	371,581	499,758

Total Assets	$7,159,569	$6,860,350

Liabilities & Stockholders' Equity
Current Liabilities:
Accounts Payable	$198,304	$113,443
Deferred Revenue	5,000	91,775
Current Portion of Operating Lease	175,602	171,757
Loans Payable, Current Portion	100,000	-
Sales Tax Payable	18,787	15,456
Total Current Liabilities	497,693	392,431

Long Term Liabilities:
Loans Payable	-	579,012
Operating Lease Liability, less Current Portion	195,979	328,001
Total Long Term Liabilities	195,979	907,013
Total Liabilities	693,673	1,299,444

Commitments and Contingencies (Note 3)

Stockholders' Equity:
Common Stock Par Value $0.01: 100,000,000 shares authorized, 4,878,417 issued and outstanding as of September 30, 2022 and December 31, 2021	48,783	48,783
Additional Paid in Capital	5,242,832	5,242,832
Retained Earnings	1,174,280	269,291
Total Stockholders' Equity	6,465,896	5,560,906
Total Liabilities & Stockholders' Equity	$7,159,569	$6,860,350

See accompanying notes to financial statements

Page | 3

LASER PHOTONICS CORPORATION

STATEMENTS OF PROFIT AND LOSS

(UNAUDITED)

	3 Months Ending September 30,		9 Months Ending September 30,
	2022	2021	2022	2021

Net Sales	$1,224,450	$1,098,590	$3,790,176	$2,989,106
Cost of Sales	513,163	453,438	1,504,080	1,217,731
Gross Profit	711,287	645,152	2,286,096	1,771,375

Operating Expenses:
Sales & Marketing	74,266	93,279	251,024	285,565
General & Administrative	323,253	186,474	839,969	507,113
Depreciation & Amortization	84,853	98,640	258,894	295,919
Total Operating Expenses	482,372	378,393	1,349,887	1,088,597
Operating Income	228,915	266,759	936,209	682,779

Other Income (Expenses):
Interest Expense	(10,000)	(10,847)	(24,426)	(43,300)
Other Income	-	(97,245)	7,031	(97,245)
Total Other Income (Expense)	(10,000)	(108,092)	(17,394)	(140,545)
Income (Loss) Before Tax	218,915	158,667	918,815	542,234
Tax Provision	13,825	-	13,825	68
Net Income	$205,089	$158,667	$904,990	$542,166

Income per Share:
Basic	$0.04	$0.03	$0.19	$0.11
Fully Diluted	$0.04	$0.03	$0.19	$0.11

Weighted Average Shares Outstanding (September 30, 2021 is reflective of a 1/6 reverse stock split):
Basic	4,878,417	4,878,417	4,878,417	4,878,417
Fully Diluted	4,895,084	4,878,417	4,883,973	4,878,417

See accompanying notes to financial statements

Page | 4

LASER PHOTONICS CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	9 Months Ending September 30,
	2022	2021
Cash Flows From:
OPERATING ACTIVITIES
Net Income (Loss)	$904,990	$542,166
Adjustments to Reconcile Net Income (Loss) to Net Cash Flow from Operating Activities:
Depreciation & Amortization	258,894	295,919
Net Change, Right-of-Use Asset & Liabilities	-	(28,755)
Change in Operating Assets & Liabilities:
Accounts Receivable	(1,163,680)	(533,658)
Inventory	108,480	229,896
Prepaids & Other Current Assets	(7,568)	-
Accounts Payable	84,861	(39,331)
Customer Deposits	(86,775)	(128,783)
Sales Tax Payable	3,331	(3,579)
Net Cash From (Used In) Operating Activities	102,532	333,875

INVESTING ACTIVITIES
Purchase of Equipment	-	(2,750)
Purchase of Computers	(3,089)	-
Purchase of R&D Equipment	-	(6,920)
Purchase of Intangible Assets	(4,195)	(2,995)
Net Cash From (Used In) Investing Activities	(7,284)	(12,665)

FINANCING ACTIVITIES
Proceeds from (Repayment of) Notes	(161,684)	(251,569)
Proceeds from (Repayment of) PPP Loan	(317,328)	198,750
Net Cash From (Used In) Financing Activities	(479,012)	(52,819)
Net Cash Flow for Period	$(383,763)	$268,391
Cash - Beginning of Period	615,749	326,713
Cash - End of Period	$231,986	$595,105

SUPPLEMENTARY CASH FLOW INFORMATION
Cash Paid During the Period for:
Income Taxes	$13,825	$68
Interest	$24,426	$43,300

See accompanying notes to financial statements

Page | 5

LASER PHOTONICS CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

Nine Months Ended September 30, 2022

			Additional
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity Total
Balance, January 1, 2022 after 1/6 split. 100,000,000 authorized at 0.001	4,878,417	$48,783	$5,242,832	$269,290	$5,560,906

Net income for the nine months ended September 30, 2022	-	-	-	904,990	904,990

Balance, September 30, 2022	4,878,417	$48,783	$5,242,832	$1,174,280	$6,465,896

Nine Months Ended September 30, 2021

			Additional
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity Total
Balance, January 1, 2021	29,270,502	$292,705	$4,998,911	$(4,824)	$5,286,792

Net income for the nine months ended September 30, 2021	-	-	-	542,166	542,166

Balance, September 30, 2021	29,270,502	$292,705	$4,998,911	$537,342	$5,828,957

See accompanying notes to financial statements

Page | 6

LASER PHOTONICS CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Laser Photonics Corporation (the “Company”) was formed under the laws of Wyoming on November 8, 2019. The Company changed its domicile to Delaware on March 5, 2021. The Company is a vertically integrated manufacturing Company for photonics based industrial products and solutions, primarily disruptive laser cleaning technologies. The vertically integrated operation allows the Company to reduce development and advanced laser equipment manufacturing time, offer better prices, control quality and protect proprietary knowhow and technology compared to other laser cleaning companies and companies with competing technologies.

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

Accounts Receivable

Trade accounts receivable are recorded net of allowance for expected uncollectible accounts. The Company extends credit to its customers in the normal course of business and performs on-going credit evaluations of its customers. All accounts, or portions thereof, that are deemed uncollectible are written off to bad debt expense, as incurred. In addition, most sales orders are not accepted without a substantial deposit. As of September 30, 2022, the balance of collectible accounts was $1,248,045.

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

Equipment parts inventory - This inventory represents components and raw materials that are currently in the process of being converted to a certifiable lot of saleable products through the manufacturing and/or equipment assembly process. Inventories include parts and components that may be specialized in nature and subject to rapid obsolescence. The Company periodically reviews the quantities and carrying values of inventories to assess whether the inventories are recoverable. Because of the Company’s vertical integration, a significant or sudden decrease in sales activity could result in a significant change in the estimates of excess or obsolete inventory valuation. The costs associated with provisions for excess quantities, technological obsolescence, or component rejections are charged to cost of sales as incurred.

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

At September 30, 2022 and December 31, 2021, respectively, our inventory consisted of the following:

	September 30, 2022	December 31, 2021
Inventory
Equipment Parts Inventory	789,060	731,863
Finished Goods Inventory	195,239	161,918
Sales Demo Inventory	647,790	885,514
Work in process Inventory	50,384	11,657
Total Inventory	1,682,472	1,790,952

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

Machinery and Equipment

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Category	Economic Useful Life
Office furniture and fixtures	3-5 years
Machinery and equipment	5-7 years
Intangible Assets	7-12 years

Page | 9

	September 30, 2022	December 31, 2021
Capital Assets
Equipment and Furniture
Accumulated Depreciation	(269,126)	(186,526)
Machinery & Equipment	797,695	797,695
Office and Computer Equipment	11,509	8,420
Office Furniture	31,029	31,029
R&D Equipment	37,973	37,973
Vehicles	9,989	9,989
Total Capital Assets	619,069	698,580

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

Intangible Assets	June 30, 2022	December 31, 2021
Accumulated Amortization	(412,424)	(236,130)
Customer Relationships	211,000	211,000
Equipment Design Documentation	2,675,000	2,675,000
Operational Software & Website	305,470	301,275
Trademarks	216,800	216,800
Total Intangible Assets	2,995,846	3,167,945

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

Current Liabilities

Our current liabilities consist of accounts payable, accrued liabilities, sales tax payable, current portion of operating lease payable and deferred revenue. Sales tax liability is created when the Company sells equipment and services to another entity located in the State of Florida. Currently the sales tax rate in Orange County, our place of business, is 6.5%. As of September 30, 2022, our sales tax liability was recorded at $18,787.

Page | 10

Deferred Revenue

The Company requires deposits for most sales orders. These deposits are recorded as deferred revenue until such time as the revenue recognition criteria for that project or order is completed. As of September 30, 2022, our deferred revenue was recorded at $5,000 compared to $91,775 recorded at December 31, 2021.

Liquidity and Capital Resources

For the nine months ended September 30, 2022, our liquidity needs were met through cash from our operations.

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities:

	For the Nine Months Ending September 30,
	2022	2021
Net cash provided by Operating Activities	102,532	333,875
Net cash provided by Investing Activities	(7,284)	(12,665)
Net cash provided by Financing Activities	(479,012)	(52,819)

As of September 30, 2022, the Company had $231,986 in cash, $2,930,518 in current assets (without cash and cash equivalents) and $497,693 in current liabilities.

As a result, on September 30, 2022, the Company had $2,664,811 in total working capital, compared to $2,098,635 of total working capital at December 31,2021.

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

The carrying amount of our financial instruments approximates their fair value as of September 30, 2022, due to the short-term nature of these instruments.

Tax Loss Carryforwards

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Off-Balance Sheet Arrangements

During the quarter ended September 30, 2022, the Company did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company has committed to the Landlord to lease 18,000 SF of manufacturing space for a monthly cost of $14,242 plus 6% sales tax, with a 3% escalator each year in November. The lease commitment expires on October 20, 2024.

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

We intend to continue to stay ahead of the technology curve by researching and developing cutting edge products and technologies for both large and small businesses. We view the small companies as an attractive market opportunity since they were previously unable to take advantage of laser processing equipment due to high prices, significant operating costs and the technical complexities of the laser equipment. As a result, we are developing an array of laser cleaning equipment that we have named the CleanTech™ product line, which we believe represents a new generation of high-power laser cleaning systems applicable to numerous material processing operations.

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

Liquidity and Capital Resources

For the nine months ending September 30, 2022, our liquidity needs were met through cash from our operations.

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities:

	For the Nine Months ending September 30,
	2022	2021
Net cash provided by Operating Activities	102,532	333,875
Net cash provided by Investing Activities	(7,284)	(12,665)
Net cash provided by Financing Activities	(479,012)	(52,819)

As of September 30, 2022, the Company had $231,986 in cash, $2,930,518 in current assets (without cash and cash equivalents) and $497,693 in current liabilities.

As a result, on September 30, 2022, the Company had $2,664,811 in total working capital, compared to $2,098,635 of total working capital at December 31,2021.

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

In September 2022, the Company issued a promissory note to ICT in the principal amount of $100,000 bearing 10% annual interest with a maturity date of September 29, 2023. This note may be prepaid in whole or in part.

Lease Liability

As of September 30, 2022, the amount of the recorded lease liability less the current portion was $195,979.

The Company has committed to the Landlord to lease 18,000 SF of manufacturing space for a monthly cost of $14,242 plus 6% sales tax, with a 3% escalator each year in November. The lease commitment expires on October 20, 2024.

The maturity amounts of our remaining lease liabilities are as follows:

2022	$43,580

2023	$176,909

2024	$151,092

Deferred rent	$-

Total lease payments	$371,581

Less imputed interest	$-

Total	$371,581

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Page | 16

Results of Operations

For the three months ending September 30, 2022

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

For the three months ending September 30, 2022, we recognized revenue of $1,224,450, as compared to $1,098,590 in revenue for the same period in 2021, an increase of $125,860. The increase is primarily due to a step up to higher power units, and the expansion of our reach into foreign markets.

	Three Months ending September 30,
	2022	2021
Revenue	1,224,450	1,098,590

For the three months ending September 30, 2022, our net income was $205,089 as compared to $158,667 in the same period of 2021.

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

Cost of Sales

Our cost of sales includes the cost of raw materials and components that are incorporated into our finished products, including: OEM laser modules; electronic and optical components such as optical generators, scan heads, tempered glass, protective back sheet, semiconductor laser cells, connector assemblies and wires; edge seal and adhesives; junction boxes; and structural material such as raw aluminum and aluminum extrusions, steel for tilt brackets, and frames. Our cost of sales also includes direct manufacturing labor, as well as manufacturing overhead such as: supervisory labor; R&D; equipment maintenance; production and quality control; inventory adjustments; and procurement costs such as freight, fuel, and import duties. We also accrue warranty costs into our cost of sales. Note that our cost of sales does not include depreciation of manufacturing plant and equipment or facility-related expenses.

Over the next several years, we expect our cost of sales as a percent of gross sales to decline due to; an increase in worldwide capacity in fiber laser parts and components, an increase in availability of optical generators, an increase in unit output per production line, and a more efficient absorption of fixed costs due to economies of scale. This expected decrease in the cost of laser technology may not materialize during periods in which our manufacturing capacity is underutilized.

For the three months ending September 30, 2022, we recorded cost of sales of $513,163 in comparison to $453,438 for the three months ending September 30, 2021.

Research and Development

R&D consists primarily of: salaries and personnel-related costs; the cost of products, materials, and outside services used in our R&D efforts; and product R&D activities. We maintain a number of programs and activities to improve our technology and processes in order to enhance the performance and reduce the costs of our cleaning laser systems.

All of our R&D costs for the three months ending September 30, 2022 were expensed rather than capitalized. We may establish a separate accounting for capitalized R&D costs in the future, if such costs can be directly associated with additional increases in revenue.

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

For the three months ending September 30, 2022 and 2021, we recorded gross profit of $711,287 and $645,152 respectively. The increase in gross profit for the three months ending September 30, 2022 was largely the result of increased sales.

Operating Expenses

Selling, General, and Administrative

Selling, general, and administrative expenses consist primarily of: salaries and other personnel-related costs; professional fees; insurance costs; SEC filing, compliance, and other public Company costs; travel expenses; and other selling and marketing expenses. In the near term, we expect selling and marketing expenses to increase as we expand our sales and marketing efforts to support the planned growth of our business. In the long run, we expect selling, general, and administrative expense as a percent of sales to decline as our business grows.

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

For the three months ending September 30, 2022 and 2021, we recorded operating expenses of $482,372 and $378,393, respectively. The increase in expenses for the three months ending September 30, 2022 was largely driven by SEC and IPO-related expenses.

For the nine months ending September 30, 2022

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

Page | 19

For the nine months ending September 30, 2022, we recognized revenue of $3,790,176, as compared to $2,989,106 for the same period in 2021, an increase of $801,070. The increase is primarily due to a step up to higher power units, greater recognition of our products on the part of automakers, and the expansion of our reach into foreign markets.

	Nine Months ending September 30,
	2022	2021
Revenue	3,790,176	2,989,106

For the nine months ending September 30, 2022, our net income was $904,990 as compared to $542,166 in the same period of 2021.

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

Our largest sales were to Detroit Diesel, Perimmo Inc. (Canada), Phoenix Laser Cleaning (Australia), and Sustainable Solutions (Japan).

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

Cost of Sales

Our cost of sales includes the cost of raw materials and components that are incorporated into our finished products, including: OEM laser modules; electronic and optical components such as optical generators, scan heads, tempered glass, protective back sheet, semiconductor laser cells, connector assemblies and wires; edge seal and adhesives; junction boxes; and structural material such as raw aluminum and aluminum extrusions, steel for tilt brackets, and frames. Our cost of sales also includes direct manufacturing labor, as well as manufacturing overhead such as: supervisory labor; R&D; equipment maintenance; production and quality control; inventory adjustments; and procurement costs such as freight, fuel, and import duties. We also accrue warranty costs into our cost of sales. Note that our cost of sales does not include depreciation of manufacturing plant and equipment or facility-related expenses.

Over the next several years, we expect our cost of sales as a percent of gross sales to decline due to; an increase in worldwide capacity in fiber laser parts and components, an increase in availability of optical generators, an increase in unit output per production line, and a more efficient absorption of fixed costs due to economies of scale. This expected decrease in the cost of laser technology may not materialize during periods in which our manufacturing capacity is underutilized.

For the nine months ending September 30, 2022, we recorded cost of sales of $1,504,080 in comparison to $1,217,731 for the nine months ending September 30, 2021.

Research and Development

R&D consists primarily of: salaries and personnel-related costs; the cost of products, materials, and outside services used in our R&D efforts; and product R&D activities. We maintain a number of programs and activities to improve our technology and processes in order to enhance the performance and reduce the costs of our cleaning laser systems.

All of our R&D costs for the three months ending September 30, 2022 were expensed rather than capitalized. We may establish a separate accounting for capitalized R&D costs in the future, if such costs can be directly associated with additional increases in revenue.

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

For the nine months ending September 30, 2022 and 2021, we recorded gross profit of $2,286,096 and $1,771,375 respectively. The increase in gross profit for the nine months ending September 30, 2022 was entirely the result of increased sales.

Page | 21

Operating Expenses

Selling, General and Administrative

Selling, general, and administrative expenses consist primarily of: salaries and other personnel-related costs; professional fees; insurance costs; SEC filing, compliance, and other public Company costs; travel expenses; and other selling and marketing expenses. In the near term, we expect selling and marketing expenses to increase as we expand our sales and marketing efforts to support the planned growth of our business. In the long run, we expect selling, general, and administrative expense as a percent of sales to decline as our business grows.

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

For the nine months ending September 30, 2022 and 2021, we recorded operating expenses of $1,349,887 and $1,088,597, respectively. The increase in expenses for the nine months ending September 30, 2022 was largely driven by recruiting, SEC, and IPO-related expenses.

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

Amounts related to our reporting segment information for the nine months ending September 30, 2022 have been restated throughout this Quarterly Report on Form 10-Q to reflect the changes in our reporting segments.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

Summary Financial Information – Non-GAAP EBITDA

	3 Months Ending		9 Months Ending
	September 30,		September 30,
	2022	2021	2022	2021
Other financial data (unaudited):
EBITDA(1)	$313,767	$268,153	$1,202,134	$881,453
Adjusted EBITDA(2)	$313,767	$268,153	$1,202,134	$881,453

In addition to providing financial measurements based on generally accepted accounting principles in the United States (“GAAP”), we provide the following additional financial metrics that are not prepared in accordance with GAAP (non-GAAP): EBITDA and adjusted EBITDA. Management uses these non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance. We believe that these non-GAAP financial measures help us to identify underlying trends in our business that could otherwise be masked by the effect of certain expenses that we exclude in the calculations of the non-GAAP financial measures.

Page | 23

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

(2)

Adjusted EBITDA is defined as net income (loss) as reported in our consolidated statements of income excluding the impact of (i) interest expense; (ii) income tax provision; (iii) depreciation and amortization; (iv) stock-based compensation expense; (v) accretion of debt discounts; (vi) other income - forgiveness of Paycheck Protection Program loan; (vii) other financing costs; (viii) loss on extinguishment of debt; (ix) warrant inducement expense; (x) amortization of right-of-use assets; and (xi) change in fair value of derivative liabilities. Our Adjusted EBITDA measure eliminates potential differences in performance caused by variations in capital structures (affecting finance costs), tax positions, the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense). We also exclude certain one-time and non-cash costs. Our definition of Adjusted EBITDA may differ from similarly titled measures used by other companies, and any such differences could be material.

We believe EBITDA and Adjusted EBITDA are helpful for investors to better understand our underlying business operations. The following table adjusts Net Income to EBITDA and Adjusted EBITDA for the three months ending September 30, 2022 and 2021 and for the nine months ending September 30, 2022 and 2021, respectively:

	3 Months Ending		9 Months Ending
	September 30,		September 30,
	2022	2021	2022	2021
Reconciliation of EBITDA:
Net Income	$205,089	$158,667	$904,990	$542,166
Add:
Interest expense	10,000	10,847	24,426	43,300
Taxes	13,825	--	13,825	68
Other	-	--	--	--
Depreciation & Amortization	84,853	98,640	258,894	295,919
EBITDA	$313,767	$268,153	$1,202,134	$881,453
Other adjustments	--	--	--	--
Adjusted EBITDA	$313,767	$268,153	$1,202,134	$881,453

Page | 24

Subsequent Events

On October 4, 2022, the Company closed on an IPO in which it issued 3,000,000 additional shares of common stock at an offer price of $5.00 per share. The shares trade on the NASDAQ under the ticker symbol “LASE.” Including this issuance, there were 7,878,417 shares outstanding as of October 4, 2022.

Related Party Transactions

ICT Investments owns 4,688,695 shares of the Company’s common stock. Prior to the closing of the Company’s IPO on October 4, 2022, this represented 96.1% of the total shares outstanding. As of November 15, 2022, ICT Investments owns 59.5% of the total shares outstanding. Dmitriy Nikitin is the Managing Partner of ICT Investments, and has been an advisor to the Company since its inception.

During the three months ending September 30, 2022 and 2021, the Company paid $27,909 and $31,817, respectively, to Dmitriy Nikitin for advisory fees and allowances. During the nine months ending September 30, 2022 and 2021, the Company paid $82,386 and $60,006, respectively, to Dmitriy Nikitin for advisory fees and allowances.

During the three months ending September 30, 2022, the Company paid $5,690 to ICT Investments for accounting services and SEC filing work. During the nine months ending September 30, 2022, the Company paid $55,194 to ICT Investments for accounting services and SEC filing work.

During the three months ending September 30, 2022, the Company paid $50,046 to ICT Investments for product components and raw materials. During the nine months ending September 30, 2022, the Company paid $86,460 to ICT Investments for product components and raw materials.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements.

Page | 25

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

As of August 15, 2022, our President and our Vice President of Finance evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for monitoring the process pursuant to which information is gathered and analyze such information to determine the extent to which such information requires disclosure in the reports filed with the Securities and Exchange Commission (“SEC”). Based on such evaluation, our President and Vice President of Finance concluded that as of June 30, 2022, the Company’s disclosure controls and procedures were not effective. Specifically, the Company has filed a registration statement (File No. 333-261129) on Form S-1 (the “Registration Statement”) for an initial public offering of its common stock (the “IPO”), and during the SEC review process, the Company detected errors in is financial statements for the year ended December 31,2021 and for the three months ended March 31, 2022. The errors were corrected in the Registration Statement in pre-effective amendments filed with the SEC during the quarter ended June 30, 2022. Steps taken to remediate our disclosure controls and procedures are discussed below.

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

•

In July 2022, we hired for the first time a Vice President of Finance with extensive financial planning and reporting experience in manufacturing and distribution, including larger public Company settings, to serve as both our Principal Accounting Officer and Principal Financial Officer. Recently promoted to CFO, he establishes strict financial reporting leadership and assumes responsibility for the development of a comprehensive system of reporting controls, including the onboarding of additional specialized accounting expertise as the business grows and evolves.

•

We plan to use a portion of the proceeds of the IPO to expand our financial reporting group, provide training on public Company financial reporting to relevant personnel, and to enhance our accounting systems, as mentioned in the previous bullets.

Management believes these changes in our internal controls over financial reporting have materially affected, and are reasonably likely to continue to materially affect, our internal controls over financial reporting in a positive way going forward. We will continue to evaluate our internal controls and make adjustments and enhancements as necessary and appropriate to remediate any deficiencies in our internal control over financial reporting.

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

Page | 26

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

Page | 27

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

Page | 28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Laser Photonics Corporation

Date: November 14, 2022	By:	/s/ Wayne Tupuola
	Name:	Wayne Tupuola
	Title:	President and CEO
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Tim Schick, CFA
	Name:	Tim Schick, CFA
	Title:	CFO
(Principal Accounting Officer and Principal Financial Officer)

Page | 29