Form 10-K
period 2022-12-31
Laser Photonics Corp
filed 2023-04-17
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, $0.01 PAR VALUE

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	LASE	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed be Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 31, 2022, and as of the date this Form 10-K is filed with the Securities and Exchange Commission, the Registrant’s common stock is trading on the NASDAQ under the ticker symbol “LASE”.

As of December 31, 2022, there were 7,878,419 shares of the registrant’s Common Stock outstanding. Unless otherwise noted and other than in our financial statements and the notes thereto, the share and per share information reflects a reverse stock split of our outstanding common stock at a ratio of 1-for 6 shares that occurred in December 2021 and is reflected retroactively in the accompanied financial statements in accordance with ASC 260-10-55-12 which requires retroactive presentation.

RECENT IPO

On October 4, 2022, the Company closed on an IPO in which it issued 3,000,000 additional shares of common stock at an offer price of $5.00 per share. The shares trade on the NASDAQ under the ticker symbol, “LASE.” Including this issuance, there were 7,878,419 shares outstanding as of December 31, 2022.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements, which are identified by the words “believe,” “expect,” “anticipate,” “intend,” “plan” and similar expressions. The statements contained herein which are not based on historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, risks associated with our ability to successfully develop and protect our intellectual property, our ability to raise additional capital to fund future operations and compliance with applicable laws and changes in such laws and the administration of such laws. These risks are described below and in “Item 1. Business,” Item 1A “Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statements were made.

1

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in connection with the solicitation of proxies for its 2023 annual meeting of stockholders are incorporated by reference into Items 10, 11, 12, 13, and 14 under Part III hereof.

2

PART I

ITEM 1. BUSINESS

OVERVIEW

We are pioneering a new generation of laser blasting technologies focused on disrupting the sandblasting and abrasives blasting markets. We offer a full portfolio of integrated laser blasting solutions for corrosion control, rust removal, de-coating, pre- and post-welding, laser cleaning and surface conditioning. Our solutions span use cases throughout product lifecycles, from product fabrication to maintenance and repair, as well as aftermarket operations. Our laser blasting solutions are applicable in every industry dealing with materials processing, including automotive, aerospace, healthcare, consumer products, shipbuilding, aerospace, heavy industry, machine manufacturing, nuclear maintenance and de-commissioning and surface coating.

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

We initiated our sales effort in December 2019. By December 31, 2022, we had gross sales of $5,078,539 and net sales of $4,954,689. We sell our products globally to end users, and principally to Fortune 1000 companies, as well as to agencies of the U.S. Government.

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

We have an exclusive license agreement with ICT Investments. Under the terms of this agreement, we have a perpetual, worldwide, exclusive license to sell the Laser Photonics™ branded equipment for laser cleaning and rust removal. Through our affiliation with ICT, its portfolio companies and their customers, we have instant access to more than 1,500 high profile Fortune 5000 customer prospects as well as recognition as a global leader in manufacturing premium laser equipment. In addition, through the expertise and reputation of our officers, Board members and advisors, we have the foundation of our technologically advanced, disruptive laser systems specifically suited for most material processes with specific cleaning requirements and challenges.

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

Our Market Opportunity

Just one of the global markets, the MRO industry, has a total market value of $150.64 billion as of 2021, with forecast revenue of $178.85 billion for 2028. Annual Pentagon spending on corrosion control alone is forecast to be $22 billion.

The North America MRO distribution market size was valued at $142.65 billion in 2020 and is expected to grow at a compound annual growth rate (CAGR) of 2.9% from 2021 to 2028 according to a report by Grand View Research, Inc. Various initiatives by manufacturers to attain optimum efficiency are expected to drive market growth over the forecast period. MRO distribution is one of the critical components of the industry, which is necessary to eliminate downtime. As a result, industries initiate multiple scheduled and preventive maintenance processes. Industries, where supply activities have little direct accountability, might be driven by stock-outs rather than to any overarching supply chain plan.

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

For centuries, the techniques and equipment used for surface cleaning or renewal in industrial applications have remained the same. The demand for improvements, however, has grown dramatically in recent years. Laser technology is now replacing conventional abrasive and chemical processes in many applications, such as rust removal, de-painting, degreasing, activation, restoration, pre-/post-welding joint cleaning, surface preparation, decontamination, and rejuvenation. As a cleaning technique, lasers are increasingly popular because they are precise, controllable, and efficient, and they generate low waste. Additionally, low waste and high efficiency are the primary reasons that laser cleaning is now considered the “greenest” or most environmentally friendly approach to surface cleaning. The only waste created is dust particles, which can be easily collected and removed.

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

Extend Our Distribution Channels and Reach.

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

Broaden Our Diverse, Global Customer Base.

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

Promote Awareness Through Training and Education.

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

Pursue Strategic Acquisitions and Partnerships.

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

The Only U.S. Manufacturer with a Wide Range of Laser Blasting Equipment

Although no single publication lists all the companies manufacturing industrial laser cleaning equipment, to our knowledge all laser cleaning products of the other companies selling laser cleaning equipment are manufactured abroad. Of our competitors, only Laserax manufactures in North America; but in Canada, not the United States. Our success will depend on investment in marketing resources and the successful implementation of our marketing plan. Our marketing plan may include attendance at trade shows and making private demonstrations, advertising and promotional materials and advertising campaigns in print and/or broadcast media. To our knowledge, only Laser Photonics designs, manufactures, sells, and services industrial laser cleaning onshore in the United States.

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

Marketing and Sales

For the year ended December 31, 2022, we achieved sales of $4,954,689 and employed four salesmen. We have a marketing and sales budget equal to 10% of our gross sales, and a new product promotional budget of $1,000,000 for 2023.

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

Competition

In the laser cleaning market, the competition is fragmented with a few competitors that are small or privately owned, or which compete with us on a limited geographic, industry, or application specific basis. Nonetheless, our markets are highly competitive and characterized by rapid advances in technology, evermore demanding customer requirements, and reduced average selling prices as smaller, integrated components replace aging technologies. Our most significant competitors are P-Laser and Clean-Lasersysteme GmbH (operating through the distributor Adapt Laser Systems in the United States) as well as smaller companies, including Laserax and 4 Jet. Some of our competitors are increasing the output powers of their fiber lasers to compete with our high-powered, industrial grade products.

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

In the materials processing market, the competition is fragmented with a large number of competitors that are small or privately owned or compete with us on a limited geographic, industry, or application specific basis including Trumpf GmbH, Clean Laser GMBH, P-Laser. Advanced Laser Technology, Anilox Roll Cleaning Systems, General Lasertronics, IPG Photonics, Laserax, and White Lion Dry Ice & Laser Cleaning Technology. We believe that none of our competitors compete in all the industries, applications, and geographical markets which we serve and that our products compete favorably with respect to their laser cleaning equipment.

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

Employees and Human Capital

As of February 15, 2022, we had 23 full time employees and one part-time employee. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants.

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

Facility

On December 1, 2019, we entered a sub-lease with ICT Investments for 5,000 sf of manufacturing space on a month-to-month basis at $4,050 per month. In January of 2020, we expanded the lease with ICT Investments to include the entire facility of 18,000 sf. In October of 2021, a direct lease was signed with the landlord for three years, terminating on October 31, 2024. The facility is currently equipped with three of our latest advanced laser cleaning demonstration models. It includes a materials stock room, a ramp and high dock, loading and moving equipment, a machine shop, an electronics room, and an equipment assembly area. The monthly rent for this facility is currently $15,549.

In December of 2022, we entered into an agreement with 2701 Maitland Building Associates to rent 8,000 sf of additional office space nearby the main facility, for our growing sales and marketing program. The monthly rent for this space is currently $14,805.

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

Laser Blaster Systems

Item 1A. RISK FACTORS

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We have a limited operating history so there is a lack of historical data on which to determine whether we can be a commercially viable company.

•	We are competing in highly competitive market and to compete effectively we must be able to adapt to technology changes and to implement innovative technology applications.

•	ICT Investments owns a majority of our outstanding shares and exerts significant control over business decisions as well as matters subject to stockholder approval.

•	We depend on the U.S. Government for a portion of our business, which we expect to increase, and changes in government defense spending could have adverse consequences on our financial position, results of operations and business.

•	As a U.S. defense contractor, we are vulnerable to security threats and other disruptions that could negatively impact our business.

•	Our international business exposes us to geo-political and economic factors, regulatory requirements and other risks associated with doing business in foreign countries.

•	Our success may depend on our ability to obtain and protect the proprietary information on which we base our laser-based cleaning equipment. The patent application process is expensive and time-consuming, and we and our current or future licensors and licensees may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our current licensors, or any future licensors or licensees, will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them.

•	If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation could harm our business.

•	Some provisions of our certificate of incorporation and bylaws may deter takeover attempts, which may inhibit a takeover that stockholders consider favorable and limit the opportunity of our stockholders to sell their shares at a favorable price.

•	Our indemnification of our officers and directors may cause us to use corporate resources to the detriment of our stockholders.

•	Provisions in our certificate of incorporation and bylaws and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

•	If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares. If we do not obtain or retain a listing on the Nasdaq Capital Market and if the price of our common stock is less than $5.00 per share, our common stock will be deemed a penny stock.

Risks Related to our Business and Our Industry

We have an extremely limited operating history.

With respect to the manufacturing and sale of laser-based cleaning equipment, we are still akin to a start-up company with limited historical sales of our laser-based cleaning products. There is little historical basis with which to make judgments regarding the capabilities of our enterprise to produce a widely commercially accepted product leading to ongoing and growing profitability.

We may need to raise additional capital.

While we expect that the funds from our IPO will meet our financing requirements for the next two to three years, if, in the future, we are not able to generate sufficient revenues from operations and our capital resources are insufficient to meet future requirements, we may have to raise additional funds to allow us to continue to commercialize, market and sell our products. We cannot be certain that funding will be available on acceptable terms or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct business or return capital to investors. If we are unable to raise additional capital if required or on acceptable terms, we may have to significantly scale back, delay or discontinue the development and/or commercialization of our laser-based cleaning products, restrict our operations or obtain funds by entering into agreements on unattractive terms.

If our proposed marketing efforts are unsuccessful, we may not earn enough revenue to scale the business profitably.

Our success will depend on investment in marketing resources and the successful implementation of our marketing plan. Our marketing plan involves attendance at trade shows, conducting private demonstrations, utilizing promotional materials, and employing advertising campaigns in print and/or broadcast media. We cannot give any assurance that our marketing efforts will be successful. If they are not, revenue may be insufficient to cover our growing fixed costs and we may suffer a reduction in profitability.

We have a large amount of intangible assets, and if these assets become impaired, our earnings would be adversely affected.

We have a substantial amount of intangible assets, representing approximately 15% of our total assets as of December 31, 2022. While we amortize our intangible assets, they may be subject to impairment testing. If we experience any significant impairment to our intangible assets, it may have a material adverse effect on our reported financial results for the period in which the charge is taken and could result in a decrease in the market price of our common stock.

The Coronavirus pandemic could delay or eliminate current and future purchase orders for our laser-based cleaning equipment that could prevent us from achieving our business plan.

As the Covid-19 outbreak and the associated global response continue to evolve, our financial condition, liquidity, and operational results could be jeopardized. Our operations entail the soliciting of additional purchase orders from new and existing customers alike; meanwhile, the Covid-19 outbreak could reduce or eliminate the demand for our equipment as a result of factory closures or slowdowns on the part of our customers, disrupt supply lines, cause employee absences, precipitate travel restrictions, and otherwise impair the demand for our equipment. As a consequence, our sales pipeline could shrink and our business outlook might deteriorate if we are unable to adjust to a reduction in cash flow and raise more capital on acceptable terms.

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

There is intense competition amongst manufacturers of crystalline silicon laser modules, thin-film laser modules, solar thermal lasers, and concentrated fiber laser systems. Our management is aware that failure to compete away eventual new entrants will affect overall business prospects and the product itself. Therefore, if we are able to innovate more quickly, we will be better able to defend our pricing power. Competitive factors in this market are all related to product performance, price, customer service, training platforms, reputation, and sales and marketing effectiveness, all of which are factors upon which we believe we can compete successfully but will need greater financial resources to do so.

Future acquisitions may be unsuccessful and may negatively affect operations and financial condition.

We plan to grow organically; however, we will opportunistically pursue potential acquisitions of complementary businesses. Should we acquire other companies, the integration of businesses, personnel, product lines, and technologies might prove to be difficult, time consuming, and risky. Any difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses, and impair our revenue and results of operations.

If we are unable to hire additional personnel, we will have trouble growing our business.

Our future success depends on our ability to attract, retain, and motivate skilled marketing, managerial, operational, and administrative personnel. We plan to hire additional personnel in all areas of our business as we grow. Competition for qualified personnel is intense. As a result, we may be unable to attract and retain qualified personnel. We may also be unable to retain the employees that we currently employ. The failure to attract and retain highly competent personnel could seriously harm our business, financial condition, and operational results.

Our business depends on experienced and highly-skilled technicians and business development personnel, and if we are unable to attract such talent, it will be more difficult for us to manage our business and complete contracts.

The success of our business depends on the skill of our personnel. Accordingly, it is critical that we maintain, and continue to build, a highly experienced management team and specialized workforce, including designers, engineers, and sales professionals. Competition for personnel – particularly those with expertise in government consulting and who possess a security clearance – is high, and identifying candidates with the appropriate qualifications can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy given our anticipated hiring needs, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. In addition, our ability to recruit, hire, and indirectly deploy former employees of the U.S. Government is subject to complex laws and regulations, which may serve as an impediment to our ability to attract such talent.

Our business is labor intensive and our success depends on our ability to attract, retain, train and motivate highly skilled employees, including employees who may become part of our organization in connection with our acquisitions. The increase in demand for consulting, technology integration, and managed services has further increased the need for employees with specialized skills or significant experience in these areas. We may not be successful in attracting and retaining enough employees to achieve our desired staffing and expansion objectives. Furthermore, the industry turnover rates for these types of employees are high and we may not be successful in retaining, training or motivating them. Any inability to attract, retain, train, and motivate skilled talent could impair our ability to adequately manage and complete existing projects, not to mention restrict our ability to accept new client engagements. Such inability may also force us to increase our hiring of independent contractors, which may increase our costs and reduce our profitability on client engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce. Our future success will depend on our ability to manage the levels and related costs of our workforce.

In the event we are unable to attract, hire and retain the requisite personnel and subcontractors, we may experience delays in completing contracts in accordance with project schedules and budgets, which may have an adverse effect on our financial results, harm our reputation, and cause us to curtail our pursuit of new contracts. Further, any increase in demand for personnel may result in higher costs, causing us to exceed the budget on a contract, which in turn may have an adverse effect on our business, financial condition, and operating results, as well as harm our customer relationships.

We face a higher risk of failure because we cannot accurately forecast our future revenues and operating results.

The rapidly changing nature of the markets in which we compete makes it difficult to accurately forecast our revenues and operating results. Moreover, we expect our future revenues and operating results to fluctuate due to a number of factors, including the following:

•	the timing of sales of our products;

•	unexpected delays in the introduction of new products;

•	increased expenses, whether related to sales and marketing, or administration; and

•	costs related to anticipated acquisitions of complementary businesses.

Our products may suffer defects.

Our products may suffer defects that may lead to substantial product liability, damage, or warranty claims. Given the complexity of the platforms and systems inside our products, the potential for errors and defects is heightened. Significant expenses arising from product liability or warranty claims could have a material adverse effect on our business, financial condition, and operating results.

We need to increase the size and scale of our organization, and we may experience difficulties in managing such growth, which might impair our financial performance.

We need to strengthen our managerial, operational, and accounting infrastructure, in addition to integrating employees retained from other companies that we might acquire. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate new employees. Our future financial performance and our ability to commercialize our products will depend, in part, on our ability to manage any future growth effectively.

In order to manage our future growth, we will need to continue to effect improvements in our managerial, operational, and accounting controls. All of these measures will require significant expenditures and will demand the attention of management. If we fail to continue making enhancements to our operational and financial controls in support of the growth in our business, we could develop operating and reporting inefficiencies that could increase our costs more than we had planned, as well as impair our competitive position. If we are unable to manage growth effectively, our business, financial condition, and operating results could be adversely affected.

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

We expect to increase our business with the U.S. Government, and changes in government defense spending could have adverse consequences on our financial position, results of operations and business.

Less than 5% of our U.S. revenues in 2022 were from sales and services rendered directly or indirectly to the U.S. Government; however, we expect to grow that to 25% in the next 12 months to two years. Our business with the U.S. Army, Navy and Air Force has been defense related, and our anticipated future revenues from the U.S. Government are expected to result from contracts awarded under various U.S. Government programs, primarily defense-related programs with the Department of Defense (DoD) and other departments and agencies. Cost cutting including through consolidation and elimination of duplicative organizations and insurance has become a major initiative for DoD. The funding of our programs is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions. The overall level of U.S. defense spending increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan. However, with the winding down of both wars, defense spending levels are becoming increasingly difficult to predict and are expected to be affected by numerous factors. Such factors include priorities of the presidential administration and the Congress, and the overall health of the U.S. and world economies and the state of governmental finances.

The Budget Control Act of 2011, along with five subsequent budget agreements, established spending caps for discretionary defense spending and nondefense discretionary (NDD) spending for ten fiscal years, from FY2012-FY2021, which led to a decade of relative austerity. These spending caps operated under what was called a “principle of parity,” requiring equivalent cuts to defense and nondefense programs. With the BCA expired, an opportunity now exists to substantially increase funding for NDD spending, without a concomitant increase in defense spending, necessarily. Given the potential impasse over raising the debt ceiling, we are not able to predict the impact of budget policy on our company or our financial results. However, we expect that budgetary constraints and concerns related to the national debt will continue to place downward pressure on DoD spending levels which might reduce, delay or cancel funding for certain of our contracts - particularly those with unobligated balances - and programs, and could adversely impact our operations, financial results and growth prospects.

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

Our industry has experienced, and we expect it will continue to experience, significant changes to business practices as a result of an increased focus on affordability, efficiencies, and recovery of costs, among other items. U.S. Government agencies may face restrictions or pressure regarding the type and number of services that they may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform, mitigation of potential conflicts of interest and environmental responsibility or sustainability, as well as any resulting shifts in the buying practices of U.S. Government agencies, such as increased usage of fixed price contracts, multiple award contracts and small business set-aside contracts, could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or renew our existing contracts when those contracts are recompeted. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement and could adversely affect our future revenues, profitability and prospects.

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

Inflation has been on the rise and continues to destabilize the global economy. The Russia Ukraine conflict and other geopolitical tensions, as well as the related international response, have exacerbated inflationary pressures, including causing increases in the price for goods and services and exacerbated global supply chain disruptions, which have resulted in, and may continue to result in, shortages in materials and services and related uncertainties. Such shortages have resulted in, and may continue to result in, cost increases for labor, fuel, materials and services, and could continue to cause costs to increase, and also result in the scarcity of certain materials. We cannot predict any future trends in the rate of inflation or other negative economic factors or associated increases in our operating costs and how that may impact our business. To the extent we are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our business, our revenues and gross profit could decrease, and our financial condition and results of operations could be adversely affected.

Risks Related to Our Intellectual Property

Our success may depend on our ability to obtain and protect the proprietary information on which we base our laser-based cleaning equipment.

In the event we acquire companies with intellectual property (“IP”) that is important to the development of our laser cleaning products, we will need to:

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

The patent applications that we may own or license may fail to result in issued patents in the United States or in other countries. Even if patents do issue on such patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, U.S. patents can be challenged by any person before the new USPTO Patent Trial and Appeals Board at any time within the first year of that person’s receipt of an allegation of infringement of the patents. Patents granted by the European Patent Office may be similarly opposed by any person within nine months from the publication of the grant. Similar proceedings are available in other jurisdictions, and in the United States, Europe and other jurisdictions third parties can raise questions of validity with a patent office even before a patent has granted. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is successfully challenged, then our ability to commercialize such product candidates could be negatively affected, and we may face unexpected competition that could harm our business. Further, if we encounter delays in our clinical trials, the period of time during which we or our collaborators could market our product candidates under patent protection would be reduced.

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

Risks Related to Investing in Our Common Stock

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any September 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and/or warrants and our stock price and price for the warrants may be more volatile.

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

Our largest stockholder, ICT Investments, owns approximately 60% of our shares of common stock. As a result, ICT Investments is able to: place, elect, or defeat the election of our directors; amend or prevent amendment to our certificates of incorporation or bylaws; effect or prevent a merger, sale of assets or other corporate transaction; drive business decisions and control expenditures; and control the outcome of any other matter submitted to the stockholders for vote. Accordingly, other stockholders are unable to influence management or exercise control over our business.

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

Insofar as indemnification for liabilities under the Securities Act of 1933, as amended – the “Securities Act” – may be permitted to directors, officers or persons controlling us under the above provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. There exist material weaknesses in our internal controls as of December 31, 2022.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. With each prospective acquisition we may make we will conduct whatever due diligence is necessary or prudent to assure us that the acquisition target can comply with the internal control requirements of the Sarbanes-Oxley Act. Notwithstanding our diligence, certain internal control deficiencies may not be detected at acquired entities. As a result, any internal control deficiencies may adversely affect our financial condition, results of operations, and access to capital.

A material weakness is a deficiency, or a combination of deficiencies, in internal financial controls such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate our material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On December 1, 2019, we entered a sub-lease with ICT Investments for 5,000 sf of manufacturing space on a month-to-month basis at $4,050 per month. In January 2020, we expanded the lease with ICT Investments to include the entire facility of 18,000 sf. In October 2021, we signed a direct lease with the landlord for three years, terminating on October 31, 2024.  The monthly rent for this facility is currently $15,549.

In December of 2022, we entered into an agreement with 2701 Maitland Building Associates to rent 8,000 sf of additional office space nearby the main facility, for our growing sales and marketing program. The monthly rent for this space is currently $14,805.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information. Our common stock is traded on the NASDAQ with the ticker symbol “LASE”.

(b)	Stockholders. As of January 15, 2023, there were 2,685 holders of our common stock.

(c)	Dividends. We paid a one-time stock dividend on December 31, 2021, but we do not intend to pay any dividends in the foreseeable future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans.

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

Recent Sales of Unregistered Securities.

Set forth below is information regarding shares of common stock issued, and options granted, from January 1, 2022 to January 15, 2023:

On July 24, 2022: 25,000 Incentive Stock Options (‘ISOs’) were issued to Tim Schick, CFA. The options vest over four (4) years and are exercisable at $5.00 per share.

On December 12, 2022: 180,000 warrants were issued to the following members of Alexander Capital, the Underwriter of the IPO. The warrants are exercisable at $6.00 per share, between March 28, 2023 and September 29, 2027:

Christopher Carlin -	72,250
Jonathan Gazdak -	55,250
Rocco Guidicipietro -	21,250
Joseph Amato -	21,250
Matt Rista -	10,000

On October 4th 2022 we entered into a marketing agreement with TraDigital Marketing Group.  In accordance with the contract we will issue to TraDigital in 2023 350,000 Shares of Common stock in full satisfaction of the balance due on our agreement, reflected in Accrued Expenses at December 31, 2022 in the amount of $829,500 ($2.37 per share, the company’s closing stock price on the contract date).

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The data for the years ended December 31, 2022 and 2021, is derived from our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results for any future period.

Statement of Operations Data:

	Year Ended
	December 31,
	2022	2021
Statement of operations data:
Net Sales	$4,954,689	$4,190,709
Cost of Sales	2,087,703	2,059,298
Gross Profit	2,866,987	2,131,411
Operating Expenses	3,846,909	1,520,279
Income (Loss) from Operations	(979,922	611,132
Interest Expense	24,426	49,351
Other (Income) Expense	(6,887)	(22,682)
Income Tax Provision	0	68
Net Income (Loss)	$(997,461)	$584,394
Income (Loss) per Common Share (1)	$(.18)	$.12

(1) Reflective of a 1-for-6 reverse stock split of common stock that occurred in December 2021.

	December 31,
Balance sheet data:	2022	2021
Cash	$12,181,799	$615,749
Total Assets	$19,694,592	$6,860,350
Current Liabilities	$1,715,897	$392,431
Total Liabilities	$2,203,459	$1,299,444

	Year Ended
	December 31,
	2022	2021
Cash flows data:
Net cash provided by (used in) operating activities	$(736,971)	$1,375,287
Net cash provided by (used in) investing activities	(45,655)	(229,465)
Net cash provided by (used in) financing activities	12,348,676	(856,786)
Net change in cash and cash equivalents	$11,566,050	$289,036

	Year Ended
	December 31,
	2022	2021
Other financial data (unaudited):
EBITDA(1)	$(627,744	$1,030,060
Adjusted EBITDA(2)	$1,244,375	$1,030,060

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

(2)

ADJUSTED EBITDA. Adjusted EBITDA is defined as comprehensive income (loss) as reported in our consolidated statements of income excluding the impact of (i) interest expense; (ii) income tax provision; (iii) depreciation and amortization; (iv) stock-based compensation expense; (v) accretion of debt discounts; (vi) other income – forgiveness of Paycheck Protection Program loan; (vii) other financing costs; (viii) loss on extinguishment of debt; (ix) warrant inducement expense; (x) amortization of right-of-use assets; and (xi) change in fair value of derivative liabilities. Our Adjusted EBITDA measure eliminates potential differences in performance caused by variations in capital structures (affecting finance costs), tax positions, the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense). We also exclude certain one-time costs associated with our IPO and non-cash costs.

We believe EBITDA and Adjusted EBITDA are helpful for investors to better understand our underlying business operations. The following table adjusts Net Income (Loss) to EBITDA and Adjusted EBITDA years ended December 31, 2022 and 2021.

	Year Ended
	December 31,
	2022	2021
Reconciliation of EBITDA:
Net Income (Loss)	$(997,461)	$584,394
Add (deduct):
Interest expense	24,426	49,351
Taxes	0	68
Other	-	-
Depreciation & Amortization	345,291	396,247
EBITDA(1)	$(627,744)	$1,030,060
Other adjustments	1,872,119	-
Adjusted EBITDA(2)	$1,244,375)	$1,030,060

Reconciliation of Adjusted EITDA	Year Ended
	December 31,
	2022	2021
Reconciliation of EBITDA:
EBITDA(1)	$(627,744)	$1,030,060
Post IPO Marketing Contract	1,279,500	-
IPO Costs not included in Net Proceeds	195,119
Officer IPO Bonus	280,000
Employee IPO Bonus	117,500
Total IPO Costs not included in Net Proceeds	1,872,119
Adjusted EBITDA(2)	$1,244,375	$1,030,060

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis of the results of operations and financial condition of the Company for the years ended December 31, 2022 and 2021 should be read in conjunction with our audited consolidated financial statements and related notes and the description of our business and properties included elsewhere herein.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this Form 10-K. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for fiscal year 2023.

Some of our suppliers from China are likely to decrease production due to factory closures or reduced operating hours in those facilities. While these disruptions may be temporary, continued disruption in the supply chain may lead to our delayed receipt of necessary raw materials, component inventory, and negatively impact sales in fiscal year 2023 and our overall liquidity.

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

Although we cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on our results of future operations, financial position, and liquidity in fiscal year 2023.

Coronavirus Aid, Relief and Economic Security Act

On March 27, 2020, the U.S. Government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act includes various income and payroll tax provisions.  On April 27, 2020, the Company received a First Draw loan in the amount of $198,750 pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act, and on March 26, 2021, the Company received a Second Draw loan in the amount of $198,750 pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The total aggregate amount of PPP Loans received by the Company by March 31, 2022 was $397,500. Under the terms of the PPP, PPP loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. We were not approved for forgiveness in the full amount, and have completely repaid the balance due as of December 31, 2022.

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

Cost of Sales. Our cost of sales includes the cost of raw materials and components for manufacturing laser systems and consists of different electronic and optical components such as optical generators, scan heads, connector assemblies and wires, edge seal and adhesives, junction boxes, and other items, such as raw aluminum and aluminum extrusions, steel for tilt brackets and frames, subassemblies, miscellaneous materials, chemicals, support and low cost common parts and components, like tie wraps, insulating tape, shrink wraps, terminals, etc. We are vertically integrated and currently manufacture all critical components for our products as well as assemble finished products. Our cost of sales also includes direct labor, manufacturing overhead (such as engineering labor), equipment maintenance, quality and production control, procurement costs, and warranty costs. Cost of sales does not include depreciation of manufacturing plant and equipment, nor does it include facility-related expenses (such as rent and utilities).

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

Selling, general, and administrative Expenses. Our general and administrative expense consists primarily of compensation and associated costs for executive management, sales and marketing personnel, outside legal and professional fees, insurance premiums and fees, allocated facilities costs, and other corporate expenses such as charges and benefits related to the change in allowance for doubtful debt.

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

Net sales. Net sales generated in 2022 were fairly level across all four quarters, driven by the constant demand for our products in spite of the economic downturn. Sales were unaffected by market pricing pressures, due to our lower prices, quality control, and proprietary knowhow as compared to other laser cleaning companies with competing technologies.

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

Selling, general, and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, insurance costs, travel expenses and other selling expenses. We expect selling expenses to increase in the near term to support the planned growth of our business as we expand our sales and marketing efforts.

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

Major customers. While we would expect to depend on current customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our current customers as a percentage of our annual net sales were 29% in 2022. New customers accounted for 71% of our net sales in 2022. We seek to add new customers and to expand our relationships with existing customers.

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

Inventory — Inventory is stated at the lower of cost (first-in, first-out method) or market value. Inventory includes parts and components that may be specialized in nature and subject to rapid obsolescence. We maintain a reserve for excess or obsolete inventory items. Inventories are written off and charged to cost of goods sold when identified as excess or obsolete. If future sales differ from these forecasts, the valuation of excess and obsolete inventory may change, and additional inventory provisions may be required. Because of our vertical integration, a significant or sudden decrease in sales could result in a significant change in the estimates of excess or obsolete inventory valuation. On December 31, 2022, we recorded an adjustment of $101,698 for obsolescence.

Warranty — We maintain an accrual for warranty claims for units sold that are subject to warranty.

Income Taxes and Deferred Taxes — Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. The net operating loss reported in 2022 will be carried forward to subsequent periods. No deferred tax asset has been recorded.

Goodwill and Long-lived assets impairments. We review our intangible assets and property, plant and equipment for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. We perform our annual goodwill impairment review as of the first day of our fourth quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of an intangible is less than the carrying amount.

Results of Operations

Summary of Statements of Operations for the Years Ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
Statement of operations data:
Net Sales	$4,954,689	$4,190,709
Cost of Sales	2,087,703	2,059,298
Gross Profit	2,866,987	2,131,411
Operating Expenses	3,846,909	1,520,279
Income (Loss) from Operations	(979,922)	611,132
Interest Expense	24,426	49,351
Other (Income) Expense	(6,887)	(22,682
Income Tax Provision	0	68
Net Income (Loss)	$(997,461	$584,394
Income (Loss) per Common Share (1)	$(.18)	$.12

(1) Reflective of a 1-for-6 reverse stock split of common stock that occurred in December 2021.

Revenue

Revenue was $4,954,689 for the year ended December 31, 2022, as compared to $4,190,709 for the comparable year ended December 31, 2020, representing an increase of $763,981. The revenue increase was due to increased sales for newly developed hi-power laser blasting system. We derive net sales primarily from the growth was driven by increasing demand for our products, partially offset by declines in average sales prices, the introduction of new products, including laser blasting systems and the development of new applications for our products. Our sales typically are made on a purchase order basis rather than through long-term purchase commitments. We entered into laser equipment sales agreements with customers for specific equipment based on purchase orders and our standard terms and conditions of sale. Our largest sales were to Sustainable Solutions, Phoenix Laser Cleaning, Perimmo, Detroit Diesel, and Daimler Trucks for the year ended December 31, 2022.

Gross Profit

For the year ended December 31, 2022, we reported gross profit in the amount of $2,866,987, or 58% of net sales, as compared to $2,131,411, or 51% net sales, in the year ended December 31, 2021. Gross profit increased due to higher sales for periods ended December 31, 2022 compared to period ended December 31, 2021. Gross profit is affected by numerous factors, including our module average selling prices, foreign exchange rates, the existence and effectiveness of subsidies and other economic incentives, competitive pressures, market demand, market mix, our manufacturing costs, product development costs, the effective utilization of our production facilities, and the ramp-up of production on new products. Our cost of sales includes the cost of raw materials and components for manufacturing laser systems. We are vertically integrated and currently manufacture all critical components for our products as well as assemble finished products. Our cost of sales also includes direct labor for manufacturing, and manufacturing overhead such as engineering, equipment maintenance, quality and production control, and procurement costs. Cost of sales does not include depreciation of manufacturing plant and equipment and facility-related expenses.

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

Operating Expenses

Operating expenses for the year ended December 31, 2022 were $3,846,909 as compared to $1,520,279 for the year ended December 31, 2021, representing an increase of $2,326,630.  Our recurring operating expenses have begun to increase commensurate with our efforts to scale the business subsequent to the IPO.  As such, the Company is also incurring increased SEC reporting and compliance costs associated with our operations as a public company.  The completion of the IPO also resulted in some one-time expenses that were not netted against IPO proceeds, but were treated as current period expenses totalling $1,872,119. Absent these costs, overhead expenses increased by $454,511. The following table summarizes the significant changes in operating expenses for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
Operating Expenses:
Sales & Marketing	$1,677,975	$410,693
General & Administrative	1,823,643	713,339
Depreciation & Amortization	345,291	396,247
Total Operating Expenses	3,846,909	1,520,279

We expect recurring selling expenses to increase in the near term to support the planned growth of our business as we expand our sales and marketing efforts. In the future, we expect selling, general, and administrative expense to decline as a percentage of net sales, as our net sales grow beyond the fixed costs of the business.

Net Income (Loss)

Net loss for the year ended December 31, 2022, was $997,461, or ($0.18) per share as compared to a net income of $584,394, or earnings per share of $0.12, for the year ended December 31, 2021, with shares reflecting impact of 1-for-6 reverse stock split in December 2021.

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

	Year Ended
	December 31,
	2022	2021
Net Income/(Loss)	$(997,461	$584,394
Net Income/(Loss) per Share	(0.18)	0.12
Weighted Average Shares Outstanding, Basic (1)	5,628,419	4,878,419

(1) Includes restatement of year end 2020 for 1-for-6 reverse stock split of common stock that occurred in December 2021.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
Net cash provided by (used in) operating activities	$(736,971)	$1,375,287
Net cash provided by (used in) investing activities	(45,655)	(229,465)
Net cash provided by (used in) financing activities	12,348,676	(856,786)
Net change in cash and cash equivalents	11,566,050	$289,036
Cash at end of period	12,181,799	615,749

As of December 31, 2022, the Company had $15,223,104 in current assets, comprised of $12,181,799 in cash, $1,347,494 in accounts receivable, and $1,693,810 in inventory, as compared to $2,491,066 in current assets, comprised of $615,749 in cash, $84,365 in accounts receivable, and $1,790,952 in inventory, at December 31, 2021.

As of December 31, 2022, current liabilities totaled $1,715,897 as compared to $392,431 at December 31, 2021. As a result, as of December 31, 2022, the Company had $13,507,297 in total working capital as compared to $2,098,635 at December 31, 2021.

	Year Ended
	December 31,
	2022	2021
Cash and Cash Equivalents	$12,181,799	$615,749
Working Capital (excluding cash and cash equivalents)	1,325,408	1,482,886
Total Working Capital	13,507,297	2,098,635

We anticipate spending an additional $4MM over the next two years, to increase our sales and marketing efforts, as well as to increase our manufacturing capacity. While doing so, we expect to break even in 2023, and return to profitability in 2024. Therefore, we anticipate minimal long-term liquidity needs to support our organic growth, which we expect to achieve using the proceeds of our recent IPO, exclusively.

We must fulfill all of the financial disclosure and reporting requirements of a publicly reporting company. Our management must spend additional time on policies and procedures to ensure compliance with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. The additional corporate governance time required of management could limit the amount of attention management can afford to our business plan, and therefore may delay our anticipated growth plans. Over the next 12 months, we anticipate the marginal cost of being a public company to exceed $600,000.

In January 2020, the Company issued a promissory note to ICT in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023. This note was paid in full as of December 31, 2021.

In October 2020, the Company issued a second promissory note to ICT in the principal amount of $745,438 bearing 6% annual interest with a maturity date of December 31, 2023. This note was paid in full as of December 31, 2022.

In September 2022, the Company issued a promissory note to ICT in the principal amount of $100,000 bearing 10% annual interest with a maturity date of September 29, 2023. This note was paid in full as of December 31, 2022.

Lease Liability

In October 2021, a lease on 18,000 SF facility was signed with the landlord for three years, terminating on October 31, 2024.  The monthly rent for this facility is currently $15,549.

In December of 2022, we entered into an agreement with 2701 Maitland Building Associates to rent 8,000 sf of additional office space nearby the main facility, for our growing sales and marketing program. The monthly rent for this space is currently $14,805.

As of January 1, 2020, we adopted ASU 2016-02 employing the cumulative-effect adjustment transition method, resulting in the recognition on our balance sheet of $832,072 as a right-of-use asset for operating leases, $344,510 as a current operating lease liability, and $487,562 as a lease liability less the current portion.

The maturity amounts of our lease liabilities are as follows:

Year Ending December 31,	Operating leases
2023	$330,543
2024	$323,721
2025	$177,808
Total	$832,072

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Legal Proceedings

We expect from time to time to be the subject of various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. As of the date of this report we were not subject to any legal threats, proceedings or lawsuits of any nature.

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

Inventory — Inventory is stated at the lower of cost (first-in, first-out method) or market value. Inventory includes parts and components that may be specialized in nature and subject to rapid obsolescence. We maintain a reserve for excess or obsolete inventory items. Inventories are written off and charged to cost of goods sold when identified as excess or obsolete. If future sales differ from these forecasts, the valuation of excess and obsolete inventory may change and additional inventory provisions may be required. Because of our vertical integration, a significant or sudden decrease in sales could result in a significant change in the estimates of excess or obsolete inventory valuation. On December 31, 2022, we recorded $101,698 in Inventory Obsolescence.

Warranty — We maintain an accrual for warranty claims for units sold that are subject to warranty.

Income Taxes and Deferred Taxes — Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate.

Goodwill and Long-lived assets impairments. We review our intangible assets and property, plant and equipment for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. We perform our annual goodwill impairment review as of the first day of our fourth quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than the carrying amount.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Laser Photonics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Laser Photonics Corporation as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2019

Lakewood, CO

April 17, 2023

BALANCE SHEET

LASER PHOTONICS CORPORATION

BALANCE SHEET

DECEMBER 31, 2022 and DECEMBER 31, 2021

	Year Ended December 31,
	2022	2021
Assets
Current Assets:
Cash and Cash Equivalents	$12,181,799	$615,749
Accounts Receivable, Net	1,347,494	84,365
Inventory	1,693,810	1,790,952
Total Current Assets	15,223,104	2,491,066

Other Assets	72,527	3,000

Property, Plant, & Equipment, Net	627,848	698,580

Intangible Assets, Net	2,939,041	3,167,945

Operating Lease Right-of-Use Asset	832,072	499,758

Total Assets	$19,694,592	$6,860,350

Liabilities & Stockholders’ Equity
Current Liabilities:
Accounts Payable	$190,387	$113,443
Deferred Revenue	-	91,775
Current Portion of Operating Lease	344,510	171,757
Accrued Expenses	1,181,000	-
Sales Tax Payable	-	15,456
Total Current Liabilities	1,715,897	392,431

Long Term Liabilities:
Loans Payable	-	579,012
Operating Lease Liability, less Current Portion	487,562	328,001
Total Long Term Liabilities	487,562	907,013
Total Liabilities	2,203,459	1,299,444

Commitments and Contingencies (Note 3)

Stockholders’ Equity:
Common Stock Par Value $0.01: 100,000,000 shares authorized; 7,878,419 issued and outstanding as of December 31, 2022; and 4,878,419 issued and outstanding as of December 31, 2021	78,783	48,783
Additional Paid in Capital	18,140,520	5,242,832
Retained Earnings (Deficit)	(728,170)	269,291
Total Stockholders’ Equity	17,491,133	5,560,906
Total Liabilities & Stockholders’ Equity	$19,694,592	$6,860,350

See accompanying notes to financial statement

 STATEMENTS OF PROFIT AND LOSS

LASER PHOTONICS CORPORATION

STATEMENTS OF PROFIT AND LOSS

DECEMBER 31, 2022 and DECEMBER 31, 2021

	Year Ended December 31,
	2022	2021

Net Sales	$4,954,689	$4,190,709
Cost of Sales	2,087,703	2,059,298
Gross Profit	2,866,987	2,131,411

Operating Expenses:
Sales & Marketing	1,677,975	410,693
General & Administrative	1,823,643	713,339
Depreciation & Amortization	345,291	396,247
Total Operating Expenses	3,846,909	1,520,279
Operating Income (Loss)	(979,922)	611,132

Other Income (Expenses):
Interest Expense	(24,426)	(49,351)
Other Income	6,887	22,682
Total Other Income (Expense)	(17,539)	(26,669)
Income (Loss) Before Tax	(997,461)	584,462
Tax Provision	0	68
Net Income (Loss)	$(997,461)	$584,394

Income (Loss) per Share:
Basic	$(0.18)	$0.12
Fully Diluted	$(0.18)	$0.12

Weighted Average Shares Outstanding (December 31, 2021 is reflective of a 1/6 reverse stock split):
Basic	5,628,419	4,878,419
Fully Diluted	5,638,836	4,878,419

See accompanying notes to financial statements

STATEMENTS OF LIABILITY AND STOCKHOLDERS’ EQUITY/(DEFICIT)

LASER PHOTONICS CORPORATION

STATEMENTS OF LIABILITY AND STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2022

			Additional
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Equity/(Deficit)	Equity/(Deficit)
Balance, January 1, 2021[1]	4,878,419	$48,783	$5,242,832	$(4,995)	$5,286,620

Net income for the year ended December 31, 2021	-	-	-	584,394	584,394

Distribution as of December 31, 2021	-	-	-	(310,280)	(310,280)

Balance, December 31, 2021	4,878,419	$48,783	$5,242,832	$269,291	$5,560,906

Shares issued in the IPO	3,000,000	30,000	12,897,688	-	12,927,688

Net income (Loss) for the year ended December 31, 2022	-	-	-	(997,461)	(997,461)

Balance, December 31, 2022	7,878,419	$78,783	$18,140,520	$(728,170)	$17,491,133

(1) Stock balances retroactively restated for 1-for-6 reverse stock split in December 2021.

See accompanying notes to financial statements

STATEMENTS OF CASH FLOWS

LASER PHOTONICS CORPORATION

STATEMENTS OF CASH FLOWS

DECEMBER 31, 2022 AND DECEMBER 31, 2021

	Year Ended December 31,
	2022	2021
Cash Flows From:
OPERATING ACTIVITIES
Net Income (Loss)	$(997,461)	$584,394
Adjustments to Reconcile Net Income (Loss) to Net Cash Flow from Operating Activities:
Depreciation & Amortization	345,291	396,247
Net Change, Right-of-Use Asset & Liabilities	-	(28,755)
Change in Operating Assets & Liabilities:
Accounts Receivable	(1,263,129)	982,010
Inventory	97,142	381,376
Prepaids & Other Current Assets	(69,527)	(3,000)
Accounts Payable	76,944	57,857
Accrued Expenses	1,181,000
Customer Deposits	(91,775)	(997,633)
Sales Tax Payable	(15,456)	2,791
Net Cash From (Used In) Operating Activities	(736,971)	1,375,287

INVESTING ACTIVITIES
Purchase of Equipment	-	(2,750)
Purchase of Computers	(16,826)	-
Purchase of Furniture	(24,634)	-
Purchase of Vehicles	-	-
Purchase of R&D Equipment	-	(6,920)
Purchase of Intangible Assets	(4,195)	(219,795)
Net Cash From (Used In) Investing Activities	(45,655)	(229,465)

FINANCING ACTIVITIES
Proceeds from (Repayment of) Notes	(261,684)	(665,084)
Proceeds from (Repayment of) PPP Loan	(317,328)	118,578
Dividends Paid	-	(310,280)
Proceeds from Sale of Common Stock	12,927,688	-
Net Cash From (Used In) Financing Activities	12,348,676	(856,786)
Net Cash Flow for Period	$11,566,050	$289,036
Cash - Beginning of Period	615,749	326,713
Cash - End of Period	$12,181,799	$615,749

SUPPLEMENTARY CASH FLOW INFORMATION
Cash Paid During the Period for:
Income Taxes	$0	$68
Interest	$24,426	$49,351

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

Although we cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on our results of future operations, financial position, and liquidity in fiscal year 2023.

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

As of December 31, 2022 and December 31, 2021, the Company had $12,181,799 and $615,749 of cash, respectively.

Accounts Receivable

Trade accounts receivable are recorded net of allowance for expected uncollectible accounts. The Company extends credit to its customers in the normal course of business and performs on-going credit evaluations of its customers. All accounts, or portions thereof, that are deemed uncollectible are written off to bad debt expense, as incurred. In addition, most sales orders are not accepted without a substantial deposit. As of December 31, 2022 and December 31, 2021, the Company’s ledger had $1,347,494 and $84,365, respectively as a balance for collectible accounts.

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

At December 31, 2022, and December 31, 2021, respectively, the Company’s inventory consisted of the following:

Inventory	Dec 31, 22	Dec 31, 21
Equipment Parts Inventory	759,930	731,863
Finished Goods Inventory	254,656	161,918
Sales Demo Inventory	647,790	885,514
Work in process Inventory	31,434	11,657
Total Inventory	1,693,810	1,790,952

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

On December 31, 2022, the Company recorded $101,698 in inventory obsolescence in comparison to a markdown of $292,268 in the prior year.

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

Machinery and Equipment

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company will use other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Category	Economic Useful Life
Office furniture and fixtures	3-5 years
Machinery and equipment	5-7 years
Intangible Assets	7-12 years

	December 31
Fixed Assets	2022	2021
Accumulated Depreciation	(298,718)	(186,526)
Machinery & Equipment	797,695	797,695
Office & Computer Equipment	25,246	8,420
Office Furniture	55,663	31,029
Vehicles	9,989	9,989
R&D Equipment	37,973	37,973
Total Fixed Assets	627,848	698,580

As of December 31, 2022, the Company recorded $627,848 of capital assets net of depreciation in comparison to $698,580 recorded on December 31, 2021. Accordingly, depreciation in 2022 was recorded at $112,192 in comparison to $160,117 in 2021.

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

Historically, ICT Investments acquired IP through various acquisitions and business combinations as a part of its ordinary line of business, mainly concentrated within the photonics industries. A variety of IP was accumulated over a 20-year time frame and compiled from the IP of various portfolio companies, acquired for cash in various public auctions, and contributed in a normal cause of business in different entities and start-ups. Historical IP costs are typically reflected mostly in reviewed financial statements and from purchase receipts, which form the historical base of Intellectual Property invested or contributed, or sold to a to a selected company.

In addition, on December 31, 2022 intangible assets were tested for fair market value and an impairment analysis of intangible assets was conducted, which can be found in the attachments to this Annual Report on Form 10-K. To perform a fair market evaluation of its portfolio assets the Company is using the practical studies and recommendations published by the leading financial auditing institutions such as Ernst & Young and Deloitte, in particular the “25% Rule” method income approach:

	December 31st
Intangible Assets	2022	2021
Accumulated Amortization	(469,229)	(236,130
Customer Relationships	211,000	211,000
Equipment Design Documentation	2,675,000	2,675,000
Operational Software & Website	305,470	301,275
Trademarks	216,800	216,800
Total Intangible Assets	2,939,041	3,167,945

As of December 31, 2022 and December 31, 2021, the Company had $2,939,041 and $3,167,945, respectively of intangible property.

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

Liabilities

Liabilities Consist of Current Liabilities and Long-Term Liabilities.

	31-Dec-22	31-Dec-21
Liabilities
Current Liabilities
Accounts Payable	190,387	113,443
Deferred Revenue	-	91,775
Accrued Expenses	1,181,000
Lease liability current portion	344,510	171,757
Sales Tax Liability	-	15,456
Total Current Liabilities	1,715,897	392,431
Long Term Liabilities	487,562	907,013
Total Liabilities	2,203,459	1,299,444

As of December 31, 2022, and December 31, 2021, total liabilities were recorded at $2,203,459 and $1,299,444, respectively.

Current Liabilities

Our current liabilities consist of accounts payable, accrued expenses, deferred revenue, and the current portion of lease liability.

Sales Tax Liability

Sales tax liability is created when the Company sells equipment and services to another entity located in the State of Florida. Currently the sales tax rate in the Company’s County of business is 6.5%. As of December 31, 2022, we had zero sales tax liability as compared to $15,456 recorded at December 31, 2021.

Accounts Payable

Accounts payable consist of short-term liability to our vendors and sub-contractors, who extend credit terms to the Company or deliver goods or services with delayed payment terms. As of December 31, 2022, and December 31, 2021, our accounts payable were recorded at $190,387 and $113,443, respectively.

Deferred Revenue

The Company requires deposits on most sales orders. These deposits are recorded as deferred revenue until such time as the revenue recognition criteria for that order is completed. As of December 31, 2022, and December 31, 2021, the Company’s deferred revenue liabilities were recorded at zero and $91,775, respectively.

Long Term Liabilities

Our long-term liabilities consist of related party loans and our recorded lease liability, less the current portion.

	December 31
Long Term Liabilities	2022	2021
ICT Investments Loans
Note 2	-	261,684
Note 1	-	-
Total ICT Investments Loans	-	261,684
PPP Loan	-	317,328
Lease liability, less Current Portion	487,562	328,001
Total Long Term Liabilities	487,562	907,013

In January 2020, the Company issued a promissory note to ICT in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023. This was paid in full as of December 31, 2021.

In October 2020, the Company issued a second promissory note to ICT in the principal amount of $745,438 bearing 6% annual interest with a maturity date of December 31, 2023. This note was carried at $261,684 as of December 31, 2021, but was paid in full as of December 31, 2022.

As of December 31, 2022, there were no loan balances owed by the Company.

Liquidity and Capital Resources

For the year ended December 31, 2022, the Company’s liquidity needs were met organically, as well as through the issuance of 3,000,000 new shares to the public at a price of $5.00 per share.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities:

	Year ended December 31
	2022	2021
Net cash provided by Operating Activities	(736,971)	1,375,287
Net cash provided by Investing Activities	(45,655)	(229,465)
Net cash provided by Financing Activities	12,348,676	(856,786)
Net cash increase for period	11,566,050	289,036
Cash at the beginning of period	615,749	326,713
Cash at end of period	12,181,799	615,749

On December 31, 2022, the Company had $14,715,024 in total working capital, in comparison to $2,098,635 on December 31, 2021:

	Year Ended December 31
	2022	2021
Cash And Cash Equivalents	12,181,799	615,749
Working Capital (excluding cash and cash equivalents)	1,325,408	1,482,886
Total Working Capital	13,507,207	2,098,635

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

On December 31, 2022, the Company recorded $0.18 diluted loss per share, as compared to $0.12 diluted earnings per share on December 31, 2021.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of December 31, 2022, due to the short-term nature of these instruments.

Tax Loss Carryforwards

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Off-Balance Sheet Arrangements

During the years ended December 31, 2022 and 2021, the Company did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

We adopted ASU 2016-02 effective as of January 1, 2020 utilizing the cumulative-effect adjustment transition method, which resulted in the recognition of $832,072 for right-of-use assets for operating leases as of December 31, 2022.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

ICT Investments owns 4,688,695 shares of the Company’s common stock. Prior to the closing of the Company’s IPO on October 4, 2022, this represented 96.1% of the total shares outstanding. As of December 31, 2022, ICT Investments owns 59.5% of the total shares outstanding. Dmitriy Nikitin is the Managing Partner of ICT Investments, and has controlled the Company since its inception.

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

On December 31, 2019, Sales demonstration equipment valued at $505,506 was transferred to the Company from ICT Investments, in exchange for 443,554 shares of our common stock.

During the year 2020, ICT Investments made additional investments in the Company, consisting of inventories, certain capital manufacturing equipment, office and computer equipment, intangible assets consisting of 3D engineering design documentation, a manufacturing database, and a customer relationship database with populated CRM, valued in total at $4,786,109, in exchange for 4,434,865 shares of its common stock.

Tatiana Nikitina, the daughter of Dmitriy Nikitin, was a Director of the Company until the Company’s IPO. In 2020, she also held the role of Marketing Director, during which time she created the Company’s Marketing Department and trained personnel. On December 31, 2020, she received directly from ICT Investments 41,667 shares in the form of re-assignment, for recognition of contributions to the Company.

Arnold Bykov, the Company’s Chief Equipment Design Engineer, was a Director of the Company until the Company’s IPO. On December 31, 2020, he received directly from ICT Investments 46,297 shares in the form of re-assignment, for recognition of contributions to the Company.

On December 31, 2020, the Company’s President, Wayne Tupuola, received directly from ICT Investments 101,760 shares in the form of re-assignment, for recognition of contributions to the Company.

The Company initially entered into a sub-lease with ICT Investments, for a portion of the space that ICT Investments had leased from the landlord. In January 2020, the Company assumed the entire lease for the full space, and on September 30, 2021, the Company entered into a direct lease with the landlord for this space, which now comprises the Company’s main office and manufacturing plant. The Company’s current monthly lease payment for this space, in the amount of $15,549, represents a direct payment to the landlord and is a fair market rate for comparable leases

In January 2020, the Company issued a promissory note 1 to ICT Investments in the principal amount of $439,990 bearing 6% annual interest with a maturity date of January 31, 2023. This note was paid in full as of December 31, 2020.

In October 2020, the Company issued a promissory note 2 to ICT Investments in the principal amount of $745,438 bearing 6% annual interest with a maturity date of December 31, 2023. This Note was paid in full as of December 31, 2022.

In September 2022, the Company issued a promissory note to ICT Investments in the principal amount of $100,000 bearing 10% annual interest with a maturity date of September 29, 2023. This note was paid in full as of December 31, 2022.

During the years ending December 30, 2022 and 2021, the Company paid $133,212 and $83,744, respectively, to Dmitriy Nikitin for advisory fees and allowances.

During the year ending December 30, 2022, the Company paid $86,914 to ICT Investments for accounting services and SEC filing related work.

During the year ending December 30, 2022, the Company paid $86,460 to ICT Investments for product components and raw materials.

NOTE 4 – STOCKHOLDERS’ EQUITY/DEFICIT

As of December 31, 2022 and 2021, Stockholders’ Equity was $17,491,133 and $5,560,906, respectively. In accordance with ASC 260-10-55-12, Stockholders’ Equity is retroactively calculated for the impact of a 1-for-6 reverse stock split in December 2021.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company has committed to lease 18,000 SF of manufacturing space at the current monthly cost of $15,549, with a 3% annual escalator. This lease commitment expires on October 28, 2024. The Company has also committed to lease an additional 8,000 SF of office space at the current monthly cost of $14,805, with a 3% annual escalator. This lease commitment expires on December 31, 2025.

NOTE 6 – ADVANCES

During its operations in the fiscal year ended December 31, 2022, the Company did not accrue any costs which were unpaid through the cash proceeds or the sale of capital stock.

NOTE 7 – SUBSEQUENT EVENTS

There were no subsequent events for the Company between January 1, 2023 and the date of the audit report issuance for this form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2022 that the Company’s disclosure controls and procedures were ineffective insofar as the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2021, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal controls over financial reporting were ineffective as of December 31, 2022.1

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Material Weakness Identified

During the quarter ended June 30, 2022, the Company discovered errors and omissions in its historical financial statements. We determined that a restatement of our December 31, 2021 audited financial statements was required after discussions among management and our independent registered public account firm, BF Borgers, CPA PC, due to the incorrect presentation of the Statement of Cash Flows, inconsistent with the requirements of ASC 230-10-45, and ASC 842-20-45-5. As part of the restatement processes, we identified material weaknesses in our internal control over financial reporting and concluded that our internal controls over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

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

•

In July 2022, we hired for the first time a Vice President of Finance with extensive financial planning and reporting experience in manufacturing and distribution, including larger public Company settings, to serve as both our Principal Accounting Officer and Principal Financial Officer. Subsequently promoted to the role of CFO upon the closing of our IPO, he establishes strict financial reporting leadership and assumes responsibility for the development of a comprehensive system of reporting controls, including the onboarding of additional specialized accounting expertise once the business grows and evolves.

•

We plan to use a portion of the proceeds of the IPO to expand our financial reporting capabilities, provide training on public Company financial reporting to relevant personnel, and to enhance our accounting systems, as mentioned in the previous bullets.

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

Inherent Limitations on Effectiveness of Controls

Our management does not expect that the disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Items to be Voted upon —1. Election of Directors,” ”Executive Officers,” and “Corporate Governance” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2022,” ”Outstanding Equity Awards at December 31, 2022,” “Nonqualified Deferred Compensation”, “Defined Contribution Plan”, “Stock Option and Other Employee Benefit Plans”,”2019 Stock Incentive Plan”, “2022 Director Compensation”, and “Limitation of Liability and Indemnification” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is BF Borgers CPA PC Auditor Firm ID:.

The information required by this item is set forth under the caption “Items to be Voted upon — 2. Ratification of Appointment of Independent Registered Public Accountants” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

INDEX TO FINANCIAL STATEMENTS

(a)	Financial Statements filed as part of this Form 10-K:

Laser Photonics, Corporation December 31, 2022 and 2021 Audited Financial Statements

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

Laser Photonics Corporation

April 17, 2023	By:	/s/ Wayne Tupuola
	Name:	Wayne Tupuola
	Title:	President and CEO (Principal Executive Officer)

April 17, 2023	By:	/s/ William J. Campbell
	Name:	William J. Campbell
	Title:	Interim CFO (Principal Accounting Officer and Principal Financial Officer)

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

Laser Photonics Corporation

April 17, 2023	By:	/s/ Wayne Tupuola
	Name:	Wayne Tupuola
	Title:	President and CEO (Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Description
3.1+	Certificate of Incorporation of the Registrant

3.2+	Certificate of Amendment to the Certificate of Incorporation of the Registrant.

3.2+	Bylaws of the Registrant

4.1+	Specimen Stock Certificate evidencing the shares of Common Stock

10.1*+	Laser Photonics Corporation 2019 Stock Incentive Plan

10.2+	Sublease Agreement dated December 1, 2019 between Laser Photonics Corporation and ICT Investments, LLC

10.3+	Exclusive License Agreement dated January 2, 2020 between Laser Photonics Corporation and ICT Investments, LLC

10.4+	Promissory Note dated September 30, 2022 issued by Laser Photonics Corporation to ICT Investments, LLC

14.1	Code of Ethics

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

* Indicates management contract or compensatory plan

+ Incorporated by reference to the Company’s Form 10 filed with the Securities and Exchange Commission on April 30, 2020

