Form 10-Q
period 2023-03-31
Laser Photonics Corp
filed 2023-05-10
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

As of May 10, 2023, the registrant had 7,878,419 shares of common stock, par value $.01 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LASER PHOTONICS CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	Unaudited
Assets
Current Assets:
Cash and Cash Equivalents	$10,815,690	12,181,799
Accounts Receivable, Net	1,747,153	1,347,494
Inventory	1,950,707	1,693,810
Total Current Assets	14,513,550	15,223,104

Other Current Assets	183,062	72,527

Property, Plant, & Equipment, Net	652,317	627,848

Intangible Assets, Net	2,882,236	2,939,041

Operating Lease Right-of-Use Asset	741,464	832,072

Total Assets	$18,972,629	19,694,592

Liabilities & Stockholders' Equity
Current Liabilities:
Accounts Payable	$420,588	190,387
Deferred Revenue	0	0
Current Portion of Operating Lease	344,510	344,510
Loans Payable, Current Portion	0	0
Accrued Expenses	1,751,250	1,181,000
Total Current Liabilities	2,516,348	1,715,897

Long Term Liabilities:
Loans Payable	0	0
Operating Lease Liability, less Current Portion	396,952	487,562
Total Long-Term Liabilities	396,952	487,562
Total Liabilities	2,913,300	2,203,459

Commitments and Contingencies (Note 3)	0	0

Stockholders' Equity:
Common Stock Par Value $0.01: 100,000,000 shares authorized, 7,878,419 issued and outstanding as of March 31, 2023 and December 31, 2022	78,783	78,783
Additional Paid in Capital	18,140,520	18,140,520
Retained Earnings (Deficit)	(728,170)	(728,170)
Net Income (Loss)	(1,431,804)
Total Stockholders' Equity	16,059,329	17,491,133
Total Liabilities & Stockholders' Equity	$18,972,629	19,694,592

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

STATEMENTS OF PROFIT AND LOSS

(UNAUDITED)

	3 Months Ending March 31,
	2023		2022

Net Sales		$1,237,047	1,212,084
Cost of Sales		241,128	298,588
Gross Profit		995,919	913,496

Operating Expenses:
Sales & Marketing		1,067,925	78,791
General & Administrative, Payroll, Rent		1,076,571	363,637
Depreciation & Amortization		83,137	89,961
Total Operating Expenses		2,227,633	532,389
Operating Income (Loss)		(1,231,714)	381,107

Other Income (Expenses):
Interest Expense		0	(4,408)
Other Income (Expense)		(200,090)	0
Total Other Income (Expense)		(200,090)	(4,408)
Income (Loss) Before Tax		(1,431,804)	376,699
Tax Provision		0	0
Net Income (Loss)		$(1,431,804)	376,699

Income (Loss) per Share:
Basic		$(0.18)	$0.08
Fully Diluted	$	N/A	$0.08

Weighted Average Shares Outstanding (September 30, 2021 is reflective of a 1/6 reverse stock split):
Basic		7,878,419	4,878,419
Fully Diluted		8,253,419	4,878,419

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	3 Months Ending March 31,
	2023	2022
Cash Flows From:
OPERATING ACTIVITIES
Net Income (Loss)	$(1,431,804)	376,699
Adjustments to Reconcile Net Income (Loss) to Net Cash Flow from Operating Activities:
Depreciation & Amortization	83,137	89,961
Net Change, Right-of-Use Asset & Liabilities
Change in Operating Assets & Liabilities:
Accounts Receivable	(399,659)	(653,191)
Inventory	(256,898)	(133,076)
Other Current Assets	(110,535)	(1,406)
Accounts Payables	230,201	503,206)
Accrued Expenses	570,250
Operating Lease Right of Use Assets and Lease Liability Offset
Net Cash From (Used In) Operating Activities	(1,315,308)	182,193

INVESTING ACTIVITIES
Purchase of Long Term Assets	(50,801)	0
Purchase of Intangible Assets	0	(4,195)
Net Cash From (Used In) Investing Activities	(50,801)	(4,195)

FINANCING ACTIVITIES
Proceeds from (Repayment of) Notes	0	(65,550)
Proceeds from (Repayment of) PPP Loan	0	(261,684)
Net Cash From (Used In) Financing Activities	0	(327,234)
Net Cash Flow for Period	$(1,366,109)	(149,236)
Cash - Beginning of Period	12,181,799	615,749
Cash - End of Period	$10,815,690	466,513

SUPPLEMENTARY CASH FLOW INFORMATION
Cash Paid During the Period for:
Income Taxes	$0	0
Interest	$0	4,408

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

Three Months Ended March 31, 2023

			Additional
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity Total
Balance, January 1, 2023 . 100,000,000 authorized at 0.001	7,878,419	78,783	18,140,520	(728,170)	17,491,133

Net income for the three months ended March 31, 2023				(1,431,804)	(1,431,804)

Balance, March 31, 2023	7,878,419	78,783	18,140,520	(2,159,974)	16,059,329

Three Months Ended March 31, 2022

			Additional	Retained Earnings
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity Total
Balance, January 1, 2022	4,878,417	48,783	5,242,832	269,291	5,560,906

Net income for the three months ended March 31, 2022	-	-	-	376,699	376,699

Balance, March 31, 2022	4,878,417	48,783	5,242,832	645,990	5,937,605

See accompanying notes to financial statements.

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

Accounts Receivable

Trade accounts receivable are recorded net of allowance for expected uncollectible accounts. The Company extends credit to its customers in the normal course of business and performs on-going credit evaluations of its customers. All accounts, or portions thereof, that are deemed uncollectible are written off to bad debt expense, as incurred. In addition, most sales orders are not accepted without a substantial deposit. As of March 31, 2023, the balance of collectible accounts was $1,747,153.   This balance is net of $200,000 recognized as Bad Debt Expense in the three months ended March 31, 2023.

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

Work in process inventory - Work in process inventory consists of inventory that is partially manufactured or not fully assembled as of the date of these financial statements. This equipment, machines, parts, frames, lasers and assemblies are items not ready for use or resale. Costs are accumulated as work in process until sales ready items are compete when it is moved to finished goods inventory. The amounts in this account represent items at various stages of completion at the date of these financial statements.

Finished goods inventory - Finished goods inventory consists of purchased inventory that was fully manufactured, assembled or in salable condition. Finished goods inventory is comprised of items that are complete and ready for commercial application without further cost other than delivery and setup. Finished goods inventory includes demo and other equipment, lasers, software, machines, parts or assemblies.

On March 31, 2023, and December 31, 2022, respectively, our inventory consisted of the following:

	March 31, 2023	December 31, 2022
Inventory
Equipment Parts Inventory	771,568	759,930
Finished Goods Inventory	419,531	254,656
Sales Demo Inventory	647,940	647,790
Work in process Inventory	162,073	31,434
Inventory Reserve Valuation	(50,405)
Total Inventory	1,950,707	1,693,810

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

Machinery and Equipment

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Category	Economic Useful Life
Office furniture and fixtures	3-5 years
Machinery and equipment	5-7 years
Intangible Assets	7-12 years

	March 31, 2023	December 31, 2022
Capital Assets
Equipment and Furniture
Accumulated Depreciation	(325,050)	(298,718)
Machinery & Equipment	799,094	797,695
Office and Computer Equipment	56,125	25,246
Office Furniture	74,186	55,663
R&D Equipment	37,973	37,973
Vehicles	9,989	9,989
Total Capital Assets	652,317	627,848

Intangible Assets

Intangible assets consist primarily of capitalized equipment design documentation, software costs for equipment manufactured for sale, research, and development, as well as certain patent, trademark, and license costs. Capitalized software and equipment design documentation development costs are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” with costs amortized using the straight-line method over a ten-year period. Patent, trademark and license costs are amortized using the straight-line method over their estimated useful lives of 12 years. On an ongoing basis, management reviews the valuation of intangible assets to determine if there has been impairment by comparing the related assets’ carrying value to the undiscounted estimated future cash flows and/or operating income from related operations.

Intangible Assets	March 31 2023	December 31, 2022
Accumulated Amortization	(526,034)	(469,229)
Customer Relationships	211,000	211,000
Equipment Design Documentation	2,675,000	2,675,000
Operational Software & Website	305,470	305,470
Trademarks	216,800	216,800
Total Intangible Assets	2,882,236	2,939,041

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

Current Liabilities

Our current liabilities consist of accounts payable, accrued liabilities, sales tax payable, and the current portion of operating lease payable

Liquidity and Capital Resources

For the three months ended March 31, 2023, our liquidity needs were met through cash on hand.

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities:

	For the Three Months Ending March 31,
	2023	2022
Net cash provided by Operating Activities	(1,315,308)	182,193
Net cash provided by Investing Activities	(50,801)	(4,195)
Net cash provided by Financing Activities	0	(327,234)

As of March 31, 2023, the Company had $10,815,690 in cash, $3,697,860 in current assets (without cash and cash equivalents) and $2,516,348 in current liabilities.

As a result, on March 31, 2023, the Company had $11,997,202 in total working capital, compared to $13,507,207  of total working capital at December 31, 2022 .

 Net Earnings/Loss per Share

Basic Earnings/Loss per share is calculated by dividing the Earnings/Loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted Earnings/Loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted Earnings/Loss per share is computed by dividing the Earnings/Loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. For the three months ended March 31, 2023, the anti-dilution scenario existed thus we applied the Basic Shares Outstanding.

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

Long Term Liabilities

The Company has no interest-bearing liabilities. Our entire Long-Term Liability $396,952 involves our lease obligations beyond the one-year threshold.

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

The carrying amount of our financial instruments approximates their fair value as of March 31, 2023, due to the short-term nature of these instruments.

Tax Loss Carryforwards

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. Based upon assessment as of December 31, 2022, and as of March 31, 2023, no deferred tax asset has been recorded.

Off-Balance Sheet Arrangements

During the quarter ended March 31, 2023, the Company did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

All newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company’s only commitments involve building leases in Maitland, FL.

NOTE 4 – SUBSEQUENT EVENTS

There have been no material subsequent events.

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

 Overview

We are a vertically integrated manufacturing Company for photonics based industrial products and solutions, primarily disruptive laser cleaning technologies. Our vertically integrated operations allow us to reduce development and advanced laser equipment manufacturing time, offer better prices, control quality, and protect our proprietary knowhow and technology compared to other laser cleaning companies and companies with competing technologies.

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

Supply Chain. We are experiencing increased lead times for certain parts and components purchased from third party suppliers; particularly electronic components. We, our customers and our suppliers continue to face constraints related to supply chain and logistics, including availability of capacity, materials, air cargo space, sea containers and higher freight rates and import duties. Supply chain and logistics constraints are expected to continue for the foreseeable future and could impact our ability to supply products and our customers' demand for our product or readiness to accept deliveries. Notwithstanding these effects, we believe we have the ability to meet the near-term demand for our products, but the situation is fluid and subject to change.

Net sales. Our net sales have historically fluctuated from quarter to quarter. The increase or decrease in sales from a prior quarter can be affected by the timing of orders received from customers as well as the shipment, installation, and acceptance of laser cleaning products at our customers' facilities. Net sales can be affected by the time taken to qualify our laser cleaning products for use in new applications in the end markets that we serve. Our sales cycle varies substantially, ranging from a period of a few weeks to as long as one year or more, but is typically several months. The adoption of our laser cleaning products by a new customer or qualification in a new application can lead to an increase in net sales for a period, which may then slow until we penetrate new markets or obtain new customers.

Our business depends substantially upon capital expenditures by end users, particularly by manufacturers using our products for laser blasting materials processing, which includes general manufacturing, automotive including electric vehicles (EV), other transportation, aerospace, heavy industry, consumer, semiconductor, and electronics. Approximately 92% of our revenues for the first quarter of 2022 and 91% of our revenues for the full 2021 fiscal year were from customers using our products for laser blasting materials processing. Although applications within materials processing are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by end users of laser blasting materials processing equipment and will be subject to the broader fluctuations of capital equipment spending.

Gross margin. Our total gross margin in any period can be significantly affected by a number of factors, including net sales, production volumes, competitive factors, product mix, and by other factors such as changes in foreign exchange rates relative to the U.S. Dollar. Many of these factors are not under our control. The following are examples of factors affecting gross margin:

•	As our laser cleaning products mature, we can experience additional competition which tends to decrease average selling prices and affects gross margin.

•

Our gross margin can be significantly affected by product mix. Within each of our laser cleaning product categories, the gross margin is generally higher for devices with greater average power. These higher power laser blasting products often have better performance, more difficult specifications to attain and fewer competing laser cleaning products in the marketplace.

Selling and Marketing expenses. In the 4th quarter of 2022 and 1st quarter of 2023, we invested in selling and marketing costs in order to support our continued growth. As the secular shift to laser blasting technology matures, our sales growth becomes more susceptible to the cyclical trends typical of capital equipment manufacturers. Accordingly, our future management of and investments in selling and marketing expenses will also be influenced by these trends, although we may still invest in selling and marketing functions to support sales sustainability even in economic down cycles.

Research and development expenses. We plan to continue to invest in research and development to improve our existing laser blasting technology and equipment and develop new products, systems and applications. We believe that these investments will sustain our position as a leader in the laser blasting industry and will support the development of new products that can address new markets and growth opportunities. The amount of research and development expenses we incur may vary from period to period.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Results of Operations

For the three months ending March 31, 2023

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

For the three months ending March 31, 2023, we recognized revenue of $1,237,047, as compared to $1,212,084 in revenue for the same period in 2022, an increase of $24,963. The increase is primarily due to a step up to higher power units.

	Three Months ending March 31,
	2023	2022
Revenue	1,237,047	1,212.084

Net Income (Loss)

For the three months ending March 31, 2023, our net loss was $1,431,804 as compared to net income of $376,699  in the same period of 2022 .

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

Cost of Sales

Our cost of sales includes the cost of raw materials and components that are incorporated into our finished products, including: OEM laser modules; electronic and optical components such as optical generators, scan heads, tempered glass, protective back sheet, semiconductor laser cells, connector assemblies and wires; edge seal and adhesives; junction boxes; and structural material such as raw aluminum and aluminum extrusions, steel for tilt brackets, and frames. Our cost of sales also includes direct manufacturing labor, as well as manufacturing overhead such as: supervisory labor; R&D; equipment maintenance; production and quality control; inventory adjustments; warranty costs: and procurement costs such as freight, fuel, and import duties. Note that our cost of sales does not include depreciation of manufacturing plant and equipment or facility-related expenses.

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

For the three months ending March 31, 2023, we recorded cost of sales of $241,128 in comparison to $298,588  for the three months ending March 31, 2022.

Research and Development

R&D consists primarily of: salaries and personnel-related costs; the cost of products, materials, and outside services used in our R&D efforts; and product R&D activities. We maintain a number of programs and activities to improve our technology and processes in order to enhance performance and reduce the costs of our cleaning laser systems.

All of our R&D costs for the three months ending March 31, 2023 were expensed rather than capitalized. We may establish a separate accounting for capitalized R&D costs in the future if such costs can be directly associated with additional increases in revenue.

For the three months ended March 31, 2023, compared to the same period in 2022, we increased our R&D expense to equip our application center with state of the art laser blasting equipment and to develop complementary technologies such as our “remote particle removal” for energy transmission lines and the maintenance, repair and construction of infrastructure projects, for example. We believe in continuing to invest in the development of the latest technologies for the benefit of both our customers and our shareholders.

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

For the three months ending March 31, 2023 and 2022, we recorded gross profit of $995,919  and $913,496 respectively. The increase in gross profit for the three months ending March 31, 2023 was largely the result of increased sales.

Operating Expenses

Selling, General, and Administrative

Selling, general, and administrative expenses consist primarily of salaries and other personnel-related costs; professional fees; insurance costs; SEC filing, compliance, and other public Company costs; travel expenses; and other selling and marketing expenses. In the near term, we expect selling and marketing expenses to increase as we expand our sales and marketing efforts to support the planned growth of our business. In the long run, we expect selling, general, and administrative expenses as a percent of sales to decline as our business grows.

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

For the three months ending March 31, 2023, and 2022, we recorded operating expenses of $2,227,633 and $532,389, respectively. The increase in expenses for the three months ending March 31, 2023, was largely driven by the IPO, marketing and sales expenses, the hiring of C-Level executives, sales and marketing personnel and severance payments to our former CFO.

In addition, rent expenses for the new sales and marketing office located at 2701 Maitland Parkway Center Blvd, Suite 125, also contributed to this increase. We rented 9,000 SF of high-quality office space and fully equipped it with servers, computer equipment, and office furniture. We also hired 13 people in the marketing department to support anticipated growth, added three outside sales professionals from targeted industries and strategic geographic areas, and recruited two C-Level executives with proven success in leading fast-growing public companies.

Furthermore, we are building an AI and Big Data team, which will primarily focus on identifying the global opportunities and targeting specific end-users, such as plant managers, department managers, and chief engineers from selected industries and verticals, including Automotive, Aeronautical, and maritime sectors, to enhance lead creation while decreasing customer acquisition costs.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

Under the supervision of our chief executive officer and our chief financial officer, our management has evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

Changes in internal controls over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the changes to business processes resulting from COVID-19 to ensure the design and operating effectiveness of our controls are adequate.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not involved in any legal proceedings, including routine litigation arising in the normal course of business that we believe will have a material adverse effect on our business, financial condition, or results of operations.

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

Laser Photonics Corporation

Date: May 10, 2023	By:	/s/ Wayne Tupuola
	Name:	Wayne Tupuola
	Title:	President and CEO
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ William Campbell
	Name:	William Campbell
	Title:	Interim CFO
(Principal Accounting Officer and Principal Financial Officer)

