Form 10-Q
period 2023-06-30
Laser Photonics Corp
filed 2023-08-15
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

Not Applicable
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01	LASE	The NASDAQ Stock Market LLC

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

As of August 10, 2023, the registrant had 8,253,419 shares of common stock, par value $.01 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LASER PHOTONICS CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$9,884,543	$12,181,799
Accounts Receivable, Net	1,404,956	1,347,494
Inventory	2,216,052	1,693,810
Other Current Assets	332,017	72,527
Total Current Assets	13,837,569	15,295,630

Property, Plant & Equipment, Net	742,059	627,848
Intangible Assets	2,830,886	2,939,041
Operating Lease Right-of-Use Asset	670,109	832,072
Total Assets	$18,080,623	$19,694,592

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$295,852	$190,388
Operating Lease Liabilities, Current	344,510	344,510
Accrued Expenses	-	1,181,000
Total Current Liabilities	640,362	1,715,898

Operating Lease Liabilities, Noncurrent	305,892	487,562
Total Liabilities	946,254	2,203,460

Common Stock Par Value $0.01;, 100,000,000 shares authorized; 8,253,419 and 7,878,419 issued and outstanding, respectively	82,533	78,783
Additional Paid in Capital	19,183,020	18,140,520
Retained Earnings (Deficit)	(728,172)	(728,172)
Net Income (Loss)	(1,403,013)	-
Total Stockholders' Equity	17,134,369	17,491,131

Total Liabilities & Stockholders' Equity	$18,080,623	$19,694,592

See accompanying notes to financial statements.

LASER PHOTONICS CORPORATION

STATEMENTS OF PROFIT AND LOSS

(UNAUDITED)

	Three Months Ending June 30,		Six Months Ending June 30,
	2023	2022	2023	2022

Net Revenue	$968,049	$1,353,642	$2,205,096	$2,565,726
Cost of Goods Sold	283,864	477,373	524,992	832,985
Gross Profit	684,185	876,269	1,680,104	1,732,741

Operating Expenses:
Sales & Marketing	(157,154)	97,967	910,771	176,758
General & Administrative	710,962	361,003	1,787,533	674,648
Depreciation & Amortization	100,947	84,081	184,084	174,041
Total Operating Expenses	654,755	543,050	2,882,387	1,025,447
Operating Income (Loss)	29,430	333,219	(1,202,283)	707,295

Other Income (Expenses):
Interest Income/(Expense)	-	(10,018)	-	(14,426)
Other Income (Expense)	(639)	-	(200,730)	7,031
Total Other Income (Expenses)	(639)	(10,018)	(200,730)	(7,394)
Income (Loss) Before Tax	28,791	323,201	(1,403,013)	699,901

Tax Provision	-	-	-	-
Net Income (Loss)	$28,791	$323,201	$(1,403,013)	$699,901

Income (Loss) per Share
Basic	$0.00	$0.07	$(0.17)	$0.14
Fully Diluted	$0.00	$0.07	$(0.17)	$0.14

Weighted Average Shares Outstanding
Basic	8,187,485	4,878,419	8,033,806	4,878,419
Fully Diluted	8,253,419	4,878,419	8,253,419	4,878,419

See accompanying notes to financial statements.

LASER PHOTONICS CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ending June 30,
	2023	2022
Cash Flow from:
OPERATING ACTIVITIES
Net Income (Loss)	$(1,403,013)	$699,901
Adjustments:
Depreciation & Amortization	184,084	174,041
Non-Cash Lease Expense - Right-of-Use Asset	-	-
Change in Operating Assets & Liabilities:
Accounts Receivable	(57,462)	(617,335)
Inventory	(522,243)	186,026
Other Current Assets	(259,490)	(2,388)
Accounts Payable	105,464	84,728
Accrued Expenses	(1,181,000)	-
Operating Lease Liability	(1,970,670)	-
Other Liabilities		(17,413)
Net Cash Flow from Operating Activities	(3,153,366)	507,559

INVESTING ACTIVITIES
Purchase of Long Term Assets	(183,941)	-
Purchase of Intangible Assets	(6,199)	(4,195)
Net Cash Flow from Investing Activities	(190,140)	(4,195)

FINANCING ACTIVITIES
Proceeds from (Repayment of) Notes	-	(261,684)
Proceeds from (Repayment of) PPP Loan	-	(317,328)
Proceeds from Sale of Common Stock	1,046,250	-
Net Cash Flow from Financing Activities	1,046,250	(579,012)

Net Change in Cash	$(2,297,256)	$(75,648)
Cash - Beginning of Period	2,181,799	615,749
Cash - End of Period	$9,884,543	$540,101

See accompanying notes to financial statements.

LASER PHOTONICS CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2023. 100,000,000 authorized at 0.01	7,878,419	$78,783	$18,140,520	$(728,172)	$17,491,131

Net Income from the six months ended June 30, 2023	-	-	-	(1,403,013)	(1,403,013)

Common Stock Issued at 0.01	375,000	3,750	1,042,500	-	1,046,250

Balance, June 30, 2023	8,253,419	$82,533	$19,183,020	$(2,131,184)	$17,134,369

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid in		Stockholders'
	Shares	Amount	Capital	Net Income	Equity

Balance, January 1, 2023. 100,000,000 authorized at 0.01	4,878,417	$48,783	$5,242,832	$269,291	$5,512,123

Net Income from the six months ended June 30, 2022	-	-		699,901	699,901

Balance, June 30, 2022	4,878,417	$48,783	$5,242,832	$969,192	$6,212,024

See accompanying notes to financial statements.

LASER PHOTONICS CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Laser Photonics Corporation (the “Company”) was formed under the laws of Wyoming on November 8, 2019. The Company changed its domicile to Delaware on March 5, 2021. The Company is a vertically integrated manufacturing company for photonics based industrial products and solutions, primarily disruptive laser cleaning technologies. The vertically integrated operations allow the Company to reduce development and advanced laser equipment manufacturing time, offer better prices, control quality and protect proprietary knowhow and technology compared to other laser cleaning companies and companies with competing technologies.

Basis of Presentation

The accompanying unaudited condensed financial statements and notes are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, those do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2023, or any future period. These financial statements should be read in conjunction with the financial statements, notes and significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2022.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. Our significant estimates and assumptions include depreciation and the fair value of our stock, stock-based compensation, debt discount and the valuation allowance relating to the Company’s deferred tax assets.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value.

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs on-going credit evaluations of its customers. All accounts, or portions thereof, that are deemed uncollectible are written off to bad debt expense, as incurred. In addition, most sales orders are not accepted without a substantial deposit. As of June 30, 2023, the balance of collectible accounts was $1,404,956.  This balance is net of $200,730 recognized as Bad Debt Expense during the six months ended June 30, 2023. Therein, $639 was recognized as Bad Debt Expense in the second quarter.

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

At June 30, 2023 and December 31, 2022, respectively, our inventory consisted of the following:

	June 30, 2023	December 31, 2022
Inventory
Equipment Parts Inventory	$798,839	$759,930
Finished Goods Inventory	549,699	254,656
Sales Demo Inventory	699,035	647,790
Work in Process Inventory	168,480	31,434
Total Inventory	$2,216,052	$1,693,810

Fixed Assets – Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.

Machinery and Equipment

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Category	Economic Useful Life
Office furniture and fixtures	3-5 years
Machinery and equipment	5-7 years
Intangible Assets	7-12 years

	June 30, 2023	December 31, 2022
Equipment and Furniture
Machinery & Equipment	$799,094	$797,695
Office Furniture and Computer Equipment	200,325	80,909
R&D Equipment	37,973	37,973
Vehicles	73,115	9,989
Accumulated Depreciation	(368,448)	(298,718)
Total Property, Plant and Equipment	$742,059	$627,848

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

	June 30, 2023	December 31, 2022
Intangible Assets
Equipment Design Documentation	$2,675,000	$2,675,000
Operational Software & Website	311,669	305,470
Trademarks	216,800	216,800
Customer Relationships	211,000	211,000
Accumulated Amortization	(583,583)	(469,229)
Total Intangible Assets	$2,830,886	$2,939,041

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

Leases

Our leases consist of operating leases only related to our two facilities located in Orlando, Florida. The operating leases for our facilities are non-cancelable operating leases and are included in Operating lease right-of-use (“ROU”) asset, Lease liability, and Lease liability – less current portion in our balance sheets. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

	Three Months Ending June 30,		Six Months Ending June 30,
	2023	2022	2023	2022

Operating Lease Expense	$91,062	$45,289	$181,670	$90,578

The increase in Lease Expense from the 2022 to 2023 interim periods is related to the addition of a second leased facility for use by Sales and Marketing group as part of our strategic plan in an effort to improve market reach and growth.

Current Liabilities

Our current liabilities consist of accounts payable, accrued liabilities, sales tax payable, current portion of operating lease payable.

Liquidity and Capital Resources

For the six months ended June 30, 2023, our liquidity needs were met through cash on hand.

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities:

	Six Months Ending June 30,
	2023	2022

Net cash provided by (used in) Operating Activities	$(3,153,366)	$507,559
Net cash used in Investing Activities	(190,140)	(4,195)
Net cash provided by (used in) Financing Activities	1,046,250	(579,012)
Net Change in Cash	$(2,297,256)	$(75,648)

As of June 30, 2023, the Company had $9,884,543 in cash, $3,953,025 in current assets (without cash and cash equivalents) and $640,362 in current liabilities.

As a result, on June 30, 2023, the Company had $13,197,206 in total working capital, compared to $13,579,732 of total working capital at December 31, 2022.

Stock-Based Compensation

Our directors, officers, key employees and key suppliers are granted stock-based compensation through our 2019 Stock Incentive Plan (the “Plan”). Such stock-based compensation may include, among other things, incentive stock options, non-qualified stock options, and restricted stock awards. The Plan is administered by the Compensation Committee of the Board of Directors. The Company’s executive officers are eligible to earn incentive compensation consisting of equity-based awards, as well as cash bonuses, based on the achievement of certain individual and/or Company performance goals set by the Compensation Committee.

The stock-based compensation expense is based primarily on the fair value of the award as of the grant date and is recognized as an expense over the requisite service period.

During the three months ended March 31, 2023, we granted 25,000 shares to a former employee and held stock warrants of 350,000 shares for a suppler granted during our IPO in 2022. These awards were valued at the fair market value as of March 31, 2023, resulting additional accrued Selling, General and Administrative (“SG&A”) expenses of $921,750 during the three month ended March 31, 2023. These awards were exercised on April 17, 2023 at lower price decreased by $705,000 total. As such, the profit and loss statements for the three months ended June 30, 2023 includes the reversal of SG&A.

Net Earnings/Loss per Share

Basic Earnings/Loss per share is calculated by dividing the Earnings/Loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted Earnings/Loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted Earnings/Loss per share is computed by dividing the Earnings/Loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution.  As of June 30, 2023, the Company had no outstanding agreements that would have a dilutive effect on earnings per share.

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

Revenue of our products is generally recognized free on board origin (“FOB Origin”) basis, when our products have been manufactured, crated and placed in the collection warehouse for the customer pick up in accordance with Customer Quote and Company Terms and Conditions of Sale.  At this stage the title on manufactured equipment is transferred to the customer, and the customer is responsible for transportation expenses, insurance and any transport related damage to the equipment in transit. Accordingly, we do not hold any obligations to deliver beyond the collection warehouse, and the customers are contractually required to ensure their goods reach their final destination.

Refunds and returns, which are minimal, are recorded as a reduction of revenue. Payments received by customers prior to our satisfying the above criteria are recorded as unearned income in the combined balance sheets. As of June 30, 2023, there is no balance in unearned income.

All revenues were reported net of any sales discounts or taxes.

Long Term Liabilities

The Company has no interest-bearing liabilities. The Company’s entire Long-Term Liability $305,892, at June 30, 2023, involves the lease obligations beyond the one-year threshold.

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

The carrying amount of our financial instruments approximates their fair value as of June 30, 2023, due to the short-term nature of these instruments.

Related Party Transactions

ICT Investments is providing to the Company accounting services at a cost of $5,690 per month and various management services as needed bases.  For the three months ended June 30, 2023 and for the six months ended June 30, 2023, pursuant to an arrangement with ICT Investment, the Company paid in total $12,205 and $45,586, respectively, for various accounting services and management resources.

Tax Loss Carryforwards

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.  Based upon assessment as of December 31, 2022, and as of June 30, 2023, no deferred tax asset has been recorded.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2023, the Company did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company’s only commitments involve building leases in Orlando, FL.

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

The “Company,” “we,” “us,” or “our,” are references to the business of Laser Photonics Corporation, a Delaware corporation.

Overview

Laser Photonics Corporation is a vertically integrated manufacturing company for photonics based industrial products and solutions, primarily disruptive laser cleaning technologies. Our vertically integrated operations allow us to reduce development and advanced laser equipment manufacturing time, offer better prices, control quality and protect our proprietary knowhow and technology compared to other laser cleaning companies and companies with competing technologies.

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

Supply Chain. We are experiencing increased lead times for certain parts and components purchased from third party suppliers, particularly electronic components. We, our customers and our suppliers continue to face constraints related to supply chain and logistics, including availability of capacity, materials, air cargo space, sea containers and higher freight rates and import duties. Supply chain and logistics constraints are expected to continue for the foreseeable future and could impact our ability to supply products and our customers' demand for our product or readiness to accept deliveries. For example, in the second quarter we experienced a significant delay in supply chain on the critical components used for manufacturing of our main laser blasting systems – LPC-2000CTH. Notwithstanding these effects, we believe we have the ability to meet the near-term demand for our products, but the situation is fluid and subject to change.

Net Revenue. Our net revenue has historically fluctuated from quarter to quarter. The increase or decrease in revenue from a prior quarter can be affected by the timing of orders received from customers as well as the shipment, installation, and acceptance of laser cleaning products at our customers' facilities. Net sales can be affected by the time taken to qualify our laser cleaning products for use in new applications in the end markets that we serve. Our sales cycle varies substantially, ranging from a period of a few weeks to as long as one year or more, but is typically several months. The adoption of our laser cleaning products by a new customer or qualification in a new application can lead to an increase in net sales for a period, which may then slow until we penetrate new markets or obtain new customers.

Our business depends substantially upon capital expenditures by end users, particularly by manufacturers using our products for laser blasting materials processing, which include general manufacturing, automotive including electric vehicles (EV), other transportation, aerospace, heavy industry, consumer, semiconductor, and electronics. Although applications within materials processing are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by end users of laser blasting materials processing equipment and will be subject to the broader fluctuations of capital equipment spending.  The significant increases in the interest rate have adversely affected our sales. The Federal Reserve has raised the target range for the federal funds rates five times during 2022, and continuously through 2023, from 0.25% as of March 2022 to 5.0% through March 2023, brining borrowing costs to the highest level since January 2001. These increased rates have resulted in many customers delaying capital equipment spending.

Although all of our sales contracts are to be executed in the U.S. dollars, the foreign exchange rates may impact our sales from our customers overseas. The recent increased value of the U.S. dollar against most foreign currencies has also adversely affected sales during the first six months of 2023.

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

Selling, General and Administrative Expenses. In the fourth quarter of 2022 and the first half of 2023, we invested in selling, general and administrative (“SG&A”)  costs in order to support our continued growth. As the secular shift to laser blasting technology matures, our sales growth becomes more susceptible to the cyclical trends typical of capital equipment manufacturers. Accordingly, our future management of and investments in SG&A expenses will also be influenced by these trends, although we may still invest in sales and marketing functions to support sales sustainability even in economic down cycles.

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

Results of Operations

For the three months ending June 30, 2023

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

For the three months ending June 30, 2023, we recognized revenue of $968,049, as compared to $1,353,642 in revenue for the same period in 2022, a decrease of $385,593. The decrease is primarily related to delay of capital expenditure spending by major customers, following unprecedented Federal interest rates increase. The revenue was also affected by a major three month delay in supply chain of critical components used in manufacturing of our main laser blasting model LPC2000CTH. That pipeline and our expanded sales and marketing efforts are expected to provide long-term positive sales trends.

	Three Months Ending June 30,
	2023	2022

Net Revenue	$968,049	$1,353,642

Cost of Goods Sold

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

For the three months ending June 30, 2023, we recorded cost of goods sold of $283,864 in comparison to $477,373 for the three months ending June 30, 2022. The decrease is primarily due to reduced revenue.

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

For the three months ending June 30, 2023 and 2022, we recorded gross profit of $684,185 and $876,269 respectively. The decrease in gross profit for the three months ending June 30, 2023 was primarily due to reduced revenue.

Selling, General and Administrative

Selling, general, and administrative (“SG&A”) expenses consist primarily of salaries and other personnel-related costs; professional fees; insurance costs; SEC filing, compliance, and other public Company costs; travel expenses; and other sales and marketing expenses. In the near term, we expect SG&A expenses to increase as we expand our sales and marketing efforts to support the planned growth of our business. In the long run, we expect SG&A expenses as a percent of sales to decline as our business grows.

For the three months ending June 30, 2023 and 2022, we recorded total expenses of $654,755 and $543,050 respectively. SG&A expenses for the six months ending June 30, 2023 and 2022, are $2,882,387 and $1,025.447, respectively. The significant increase in SG&A is primarily driven by higher personnel costs resulting from additional headcount and professional service fees in conjunction with our strategic plan to increase market reach and sales force. The second quarter of 2023 SG&A expenses include the reversal of $705,000 marketing professional fee recorded during the first quarter of 2023, noted in Note 2 – Summary of Significant Accounting Policies – Stock-Based Compensation.

Sales & Marketing Development and Investment Plan (Continued investments into S&M)

During the first quarter of 2023, in accordance with “Use of Proceeds” as stated in our Form S-1 Registration Statement, we began executing our Sales and Marketing Development plan (the “Development Plan”), which is intended to support our strategic growth initiatives.  Key activities under the Development Plan include the adoption of sophisticated marketing technologies, particularly AI based solutions capable of supporting our inside and outside sales teams, as well as the creation and operation of Service Partners Network.

On October 2, 2022, we entered into a marketing agreement (the “TraDigital Agreement”) with TraDigital Marketing Group (“TraDigital”), in connection with the Development Plan. Under the Agreement, TraDigital would provide digital marketing services for us until the end of 2024.  As payment for its services, TraDigital was to receive cash and stock-based compensation.  We recorded these payments as accrued marketing expenses during the fourth quarter of 2022.  TraDigital received its contractual stock-compensation in the second quarter of 2023 which resulted in a stock liability revaluation at each quarter end – December 31, 2022 and March 31, 2023 – at the time of issuance of the stock in April, 2023.

In December 2022, we executed a lease for additional office space dedicated for creation and housing of our new Sales and Marketing department. During the second quarter of 2023, we completed the outfitting and build-out of the second leased facility located in Orlando, Florida.

Since the beginning of the execution of the Development Plan, we have paid approximately $3.0 million, primarily consisting of stock-based awards and compensation, office expenses and furniture, computer equipment, third party marketing related services, and related benefits. We plan to continuously invest in our Sales and Marketing department during the second half of 2023, with a targeted annualized sales pipeline increase of approximately $20 million to $30 million.

Other Income and Expense, Net

For the three months ended June 30, 2023, we recorded a bad debt expense of $639. With this total bad debt expense during the six months ended June 30, 2023, is $200,730, mostly related to customers overseas negatively impacted by strengthening U.S. dollar value against their currencies.

Since we do not hold any interest-bearing debt, no interest income or expense was recorded during the six months ended in June 30, 2023.

Net Income (Loss)

For the three months ending June 30, 2023, our net income was $28,791 as compared to $323,201 in the same period of 2022. The decrease in Net Income is due to revenue shortfall primarily driven by capital expenditure delays coupled with higher SG&A expenses for strategically planned growth.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange Exposure

We conduct the majority of our business within the United States and North America. However, even if we are not directly exposed to foreign currencies, the result of our operations is heavily dependent on the local currency conditions in relation to U.S. dollar. The value loss of local currency in the countries where our distributors are located may result in slow sales or “washing out” distributor discounts in entirety. Fluctuation in the exchange rate also impacts the purchase price of components and may substantially affect our Cost of Goods Sold, further reducing our profitability. Our most significant exposures are to the Japanese Yen, Australian Dollar and Chinese Yuan. Even if we are not collecting the revenue in foreign currencies, the effect of the foreign currencies fluctuation results on the cost of goods sold through increased supply chain expenses, and accounts receivable collection from foreign distributors experiencing sharp increases in the exchange rates to the U.S. Dollar, resulting in washing out the distributors’ profits and slowing their sales process. To the extent that the percentage of revenues derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase.

Interest Rate Exposure

During the period from March 2022 through March 2023, the Federal Reserve interest rate increase was from 0.25% as of March 2022 to 5.0% in March 2023.

As of June 30, 2023, we had experienced delays in capital expenditure decisions by major companies as a result of the sharp increase in the Federal funds rate.

We believe that the dramatic increases in interest rates will have an adverse short-term effect on our business but within six to nine months industry will re-adjust to the current financial conditions and our operation will continue without any material downwards effect.

Global Inflation Exposure

General inflation in the United States, Europe and other locations has risen to levels not experienced in recent decades. General inflation, including rising prices for our raw materials and other inputs as well as rising salaries, negatively impacted our business by increasing our cost of sales and operating expenses. A period of rising rates of inflation also negatively impacted our business by decreasing the capital for our customers to deploy to purchase our products and services. Inflation may cause our customers to reduce or delay orders for our goods and services thereby causing a decrease in sales of our products and services. We cannot accurately predict what the impact of future inflation fluctuations will have on the results of our operations.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

We have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. We believe that adequate controls are in place to monitor any hedging activities. We do not have any borrowings and, consequently, we are not affected by changes in market interest rates. We do not currently have own assets and operate facilities in countries outside the United States and, any sales to outside the Unites Sates are all in US dollar. Consequently, we are not affected by foreign currency fluctuations or exchange rate changes. Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not involved in any legal proceedings, including routine litigation arising in the normal course of business, that we believe will have a material adverse effect on our business, financial condition or results of operations.

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

Laser Photonics Corporation

Date: August 14, 2023	By:	/s/ Wayne Tupuola
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By	/s/ Jade Barnwell
Chief Financial Officer
(Principal Financial and Accounting Officer)

