Form 10-K/A
period 2022-12-31
Laser Photonics Corp
filed 2023-10-30
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGECOMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGEACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGEACT OF 1934

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, $0.01 PAR VALUE

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	LASE	The Nasdaq Stock Mark LLC

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, originally filed on July 14, 2023 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III and not included in the Original Filing as we did not file a definitive proxy statement within 120 days of our fiscal year ended December 31, 2022, but are filing the definitive proxy statement concurrently with this Amendment No. 1. We are also filing currently dated certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, and 32.1), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

No changes have been made to the Original Filing other than the furnishing of the exhibits as set forth in Item 15 herein and to the signature page to the date of this filing and the name of the current CFO. This Amendment No. 1 continues to speak as of the Original Filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-K.

3

TABLEOF CONTENTS

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

We believe that our laser cleaning technology, which we refer to as Laser Blasting™, is one of the most exciting and transformational innovations of our time. It has the capacity to change the way society combats corrosion, nuclear contamination (transmutation), material surface preparation, rust removal, equipment and engine maintenance and repair, as well as myriad number of other industrial processes, currently employing unhealthy, dangerous, and environmentally hazardous old technologies. Our mission is to make laser blasting accessible to operation personnel in every industry involved in any type of material treatment. In doing so, we believe we will empower businesses to adopt radical new approach to design, produce, maintain and repair equipment utilizing cleaner, safer, energy efficient and more cost-effective laser-based technologies to outcompete and outperform competitors using obsolete 19th century technologies. With our state-of- the-art technology, small service companies working in high-growth industries can achieve superior financial results that will propel future global economic growth.

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

Our announced laser blasting solutions are as follows:

Handheld Laser Blasting™: We offer the widest line of Class IVhandheld laser blasting equipment in the world, from 20W (watt) to 3000W system, including the world’s most powerful production Laser Blaster™ on the market—the Jobsite 2000—to the even more powerful JobSite 3000 which debuts at Aviation Week’s MRO Americas 21 trade show at the end of April 2021. We have under development our most powerful laser blasting equipment, our 4000W handheld system.

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

In the materials processing market, the competition is fragmented with a large number of competitors that are small or privately owned or compete with us on a limited geographic, industry, or application specific basis including Trumpf GmbH, Clean Laser GMBH, P-Laser. Advanced Laser Technology, Anilox Roll Cleaning Systems, General Lasertronics, IPGPhotonics, Laserax, and White Lion Dry Ice & Laser Cleaning Technology. We believe that none of our competitors compete in all the industries, applications, and geographical markets which we serve and that our products compete favorably with respect to their laser cleaning equipment.

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

The success of our business depends on the skill of our personnel. Accordingly, it is critical that we maintain, and continue to build, a highly experienced management team and specialized workforce, including designers, engineers, and sales professionals. Competition for personnel – particularly those with expertise in government consulting and who possess a security clearance – is high, and identifying candidates with the appropriate qualifications can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy given our anticipated hiring needs, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. In addition, our ability to recruit, hire, and indirectly deploy former employees of the U.S. Government is subject to complexlaws and regulations, which may serve as an impediment to our ability to attract such talent.

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

We are subject to numerous federal, state and foreign legal requirements on matters as diverse as data privacy and protection, employment and labor relations, immigration, taxation, anticorruption, import/export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti- competition. Compliance with diverse and changing legal requirements is costly, time-consuming and requires significant resources. We are also focused on expanding our business in certain identified growth areas, such as energy and environment, which are highly regulated and may expose us to increased compliance risk. Violations of one or more of these diverse legal requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations.

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

We must comply with laws and regulations relating to the formation, administration and performance of our one existing and anticipated future U.S. Government contracts, which affect how we do business with our customers and may impose added costs on our business. U.S. Government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government, department-specific regulations that implement or supplement DFAR, such as the DOD’s Defense Federal Acquisition Regulation Supplement (DFARS) and other applicable laws and regulations. We are also subject to the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations; the Procurement Integrity Act, which regulates access to competitor bid and proposal information and government source selection information, and our ability to provide compensation to certain former government officials; the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. Government for payment or approval; the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. Government for payment or approval; and the U.S. Government Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost- based U.S. Government contracts. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, and the assessment of penalties and fines and lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. In addition, government contractors are also subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Audit Agency (DCAA) and Defense Contract Management Agency (DCMA). These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of and a contractor’s compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. During the term of any suspension or debarment by any U.S. Government agency, contractors can be prohibited from competing for or being awarded contracts by U.S. Government agencies. The termination of any of our significant Government contracts or the imposition of fines, damages, suspensions or debarment would adversely affect our business and financial condition.

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

Our international sales are also subject to local government laws, regulations and procurement policies and practices which may differ from U.S. Government regulations, including regulations relating to import-export control, investments, exchange controls and repatriation of earnings, as well as to varying currency, geo- political and economic risks. Our international contracts may include industrial cooperation agreements requiring specific in-country purchases, manufacturing agreements or financial support obligations, known as offset obligations, and provide for penalties if we fail to meet such requirements. Our international contracts may also be subject to termination at the customer’s convenience or for default based on performance and may be subject to funding risks. We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors, partners and suppliers in connection with international programs. As a result of these factors, we could experience award and funding delays on international programs and could incur losses on such programs, which could negatively impact our results of operations and financial condition.

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

As a U.S. defense contractor, we face certain security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary or classified information, and threats to physical security. These types of events could disrupt our operations, require significant management attention and resources, and could negatively impact our reputation among our customers and the public, which could have a negative impact on our financial condition, results of operations and liquidity. We are continuously exposed to cyber-attacks and other security threats, including physical break-ins. Any electronic or physical break-in or other security breach or compromise may jeopardize security of information stored or transmitted through our information technology systems and networks. This could lead to disruptions in mission-critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Although we have implemented policies, procedures and controls to protect against, detect and mitigate these threats, we face advanced and persistent attacks on our information systems and attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated. These attempts include covertly introducing malware to our computers and networks and impersonating authorized users, among others, and may be perpetrated by well- funded organized crime or state sponsored efforts. We seek to detect and investigate all security incidents and to prevent their occurrence or recurrence. We continue to invest in and improve our threat protection, detection and mitigation policies, procedures and controls. In addition, we work with other companies in the industry and government participants on increased awareness and enhanced protections against cyber security threats. However, because of the evolving nature and sophistication of these security threats, which can be difficult to detect, there can be no assurance that our policies, procedures and controls have or will detect or prevent any of these threats and we cannot predict the full impact of any such past or future incident. Although we work cooperatively with our customers and other business partners to seek to minimize the impacts of cyber and other security threats, we must rely on the safeguards put in place by those entities. Any remedial costs or other liabilities related to cyber or other security threats may not be fully insured or indemnified by other means. Occurrence of any of these security threats could expose us to claims, contract terminations and damages and could adversely affect our reputation, ability to work on sensitive U.S. Government contracts, business operations and financial results.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. There exist material weaknesses in our internal controls as of December 31, 2022. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. With each prospective acquisition we may make we will conduct whatever due diligence is necessary or prudent to assure us that the acquisition target can comply with the internal control requirements of the Sarbanes- Oxley Act. Notwithstanding our diligence, certain internal control deficiencies may not be detected at acquired entities. As a result, any internal control deficiencies may adversely affect our financial condition, results of operations, and access to capital.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker- dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. The FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

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

ITEM 4. MINESAFETY DISCLOSURES

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

Statement of Operations Data:

	Year Ended December 31,
	2022	2021
Statement of operations data:
Net Sales	$4,954,689	$4,190,709
Cost of Sales	2,087,703	2,059,298
Gross Profit	2,866,987	2,131,411
Operating Expenses	3,846,909	1,520,279
Income (Loss) from Operations	(979,922	611,132
Interest Expense	24,426	49,351
Other (Income) Expense	(6,887)	(22,682)
Income Tax Provision	0	68
Net Income (Loss)	$(997,461)	$584,394
Income (Loss) per Common Share (1)	$(.18)	$.12

(1) Reflective of a 1-for-6 reverse stock split of common stock that occurred in December 2021.

	December 31,
Balance sheet data:	2022	2021
Cash	$12,181,799	$615,749
Total Assets	$19,694,592	$6,860,350
Current Liabilities	$1,715,897	$392,431
Total Liabilities	$2,203,459	$1,299,444

	Year Ended December 31,
Cash flows data:	2022	2021
Net cash provided by (used in) operating activities	$(736,971)	$1,375,287
Net cash provided by (used in) investing activities	(45,655)	(229,465)
Net cash provided by (used in) financing activities	12,348,676	(856,786)
Net change in cash and cash equivalents	$11,566,050	$289,036

	Year Ended December 31,
Other financial data (unaudited):	2022	2021
EBITDA(1)	$(627,744	$1,030,060
Adjusted EBITDA(2)	$1,244,375	$1,030,060

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

	Year Ended December 31,
Reconciliation of EBITDA:	2022	2021
Net Income (Loss)	$(997,461)	$584,394
Add (deduct):
Interest expense	24,426	49,351
Taxes	0	68
Other	-	-
Depreciation & Amortization	345,291	396,247
EBITDA(1)	$(627,744)	$1,030,060
Other adjustments	1,872,119	-
Adjusted EBITDA(2)	$1,244,375)	$1,030,060

Reconciliation of Adjusted EITDA

	Year Ended December 31,
Reconciliation of EBITDA:	2022	2021
EBITDA(1)	$(627,744)	$1,030,060
Post IPO Marketing Contract	1,279,500	-
IPO Costs not included in Net Proceeds	195,119
Officer IPO Bonus	280,000
Employee IPO Bonus	117,500
Total IPO Costs not included in Net Proceeds	1,872,119
Adjusted EBITDA(2)	$1,244,375	$1,030,060

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

We intend to continue to stay ahead of the technology curve by researching and developing cutting edge products and technologies for both large and small businesses. We view the small companies as an attractive market opportunity since they were previously unable to take advantage of laser processing equipment due to high prices, significant operating costs and the technical complexities of the laser equipment. As a result, we are developing a group of standardized laser cleaning equipment that we have named the CleanTech™ laser blaster family of equipment that we believe represents a new generation of high- power laser cleaning and rust removal systems that will be affordable to more than a million small and mid-size companies.

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

Coronavirus Aid, Relief and Economic Security Act

On March 27, 2020, the U.S. Government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act includes various income and payroll taxprovisions. On April 27, 2020, the Company received a First Draw loan in the amount of $198,750 pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act, and on March 26, 2021, the Company received a Second Draw loan in the amount of $198,750 pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The total aggregate amount of PPP Loans received by the Company by March 31, 2022 was $397,500. Under the terms of the PPP, PPP loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. We were not approved for forgiveness in the full amount, and have completely repaid the balance due as of December 31, 2022.

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

	Year Ended December 31,
Operating Expenses:	2022	2021
Sales & Marketing	$1,677,975	$410,693
General & Administrative	1,823,643	713,339
Depreciation & Amortization	345,291	396,247
Total Operating Expenses	3,846,909	1,520,279

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

ITEM 7A. QUANTITATIVEAND QUALITATIVEDISCLOSURES ABOUT MARKET RISK

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

	Year Ended December31,
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

	Year EndedDecember31,
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

See accompanying notes to financial statements F-3

STATEMENTS OF LIABILITY AND STOCKHOLDERS’E QUITY/(DEFICIT)

LASER PHOTONICS CORPORATION

STATEMENTS OF LIABILITYAND STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE YEARS ENDED DECEMBER 31,2021 AND DECEMBER 31,2022

	Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Equity/(Deficit)	Equity/(Deficit)
Balance, January 1, 20211	4,878,419	$48,783	$5,242,832	$(4,995)	$5,286,620

Net income for the year ended December 31, 2021	-	-	-	584,394	584,394

Distribution as of December 31, 2021	-	-	-	(310,280)	(310,280)

Balance, December 31, 2021	4,878,419	$48,783	$5,242,832	$269,291	$5,560,906

Shares issued in the IPO	3,000,000	30,000	12,897,688	-	12,927,688

Net income (Loss) for the year ended December 31, 2022	-	-	-	(997,461)	(997,461)

Balance, December 31, 2022	7,878,419	$78,783	$18,140,520	$(728,170)	$17,491,133

(1) Stock balances retroactively restated for 1-for-6 reverse stock split in December 2021.

See accompanying notes to financial statements F-4

STATEMENTS OF CASH FLOWS

LASER PHOTONICS CORPORATION

STATEMENTS OF CASH FLOWS

DECEMBER 31,2022 AND DECEMBER 31,2021

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

NOTE1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. Our significant estimates and assumptions include depreciation and the fair value of our stock, stock-based compensation, debt discount and the valuation allowance relating to the Company’s deferred taxassets.

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

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method. The Company has four principal categories of inventory:

Sales demonstration inventory-Sales demonstration inventory represents completed product used to support the Company’s sales force for demonstrations and held for sale. Sales demonstration inventory is held in the Company’s demo facilities or by its sales representatives for up to three years, at which time it would be refurbished and transferred to finished goods as used equipment, stated at the lower of cost or net realizable value. The Company expects these refurbished units to remain in finished goods inventory and sold within 12 months at prices that produce reduced gross margins.

Equipment parts inventory- This inventory represents components and raw materials that are currently in the process of being converted to a certifiable lot of saleable product through the manufacturing and/or equipment assembly process. Inventories include parts and components that may be specialized in nature and subject to rapid obsolescence. The Company periodically reviews the quantities and carrying values of inventories to assess whether the inventories are recoverable. Because of the Company’s vertical integration, a significant or sudden decrease in sales activity could result in a significant change in the estimates of excess or obsolete inventory valuation. The costs associated with provisions for excess quantities, technological obsolescence, or component rejections are charged to cost of sales as incurred.

Work in process inventory-Work in process inventory consists of inventory that is partially manufactured or not fully assembled as of the date of these financial statements. This equipment, machines, parts, frames, lasers and assemblies are items not ready for use or resale. Costs are accumulated as work in process until sales ready items are compete when it is moved to finished goods inventory. Amounts in this account represent items at various stages of completion at the Registration date.

Finished goods inventory- Finished goods inventory consists of purchased inventory that were fully manufactured, assembled or in salable condition. Finished goods inventory is comprised of items that are complete and ready for commercial application without further cost other that delivery and setup. Finished goods inventory includes demo and other equipment, lasers, software, machines, parts or assemblies.

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

Fixed Assets- Plant Machinery and Equipment

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

Long- Lived Assets

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

Long Term Liabilities

Our long-term liabilities consist of related party loans and our recorded lease liability, less the current portion.

	December31
Long Term Liabilities	2022	2021
ICT Investments Loans
Note2	-	261,684
Note1	-	-
Total ICT Investments Loans	-	261,684
PPP Loan	-	317,328
Lease liability, less Current Portion	487,562	328,001
Total Long Term Liabilities	487,562	907,013

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

Tax Loss Carry forwards

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred taxassets if it is more likely than not that a deferred taxas set will not be realized.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842)(“ASU 2016-02”), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements to enable users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU No. 2018-11, Leases(Topic 842): Targeted Improvements was issued by the FASB in July 2018 and allows for a cumulative-effect adjustment transition method of adoption. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years.

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

NOTE3 – RELATED PARTYTRANSACTIONS

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

NOTE4 – STOCKHOLDERS’ EQUITY/DEFICIT

As of December 31, 2022 and 2021, Stockholders’ Equity was $17,491,133 and $5,560,906, respectively. In accordance with ASC 260-10-55-12, Stockholders’ Equity is retroactively calculated for the impact of a 1-for-6 reverse stock split in December 2021.

NOTE5 – COMMITMENTS AND CONTINGENCIES

The Company has committed to lease 18,000 SF of manufacturing space at the current monthly cost of $15,549, with a 3% annual escalator. This lease commitment expires on October 28, 2024. The Company has also committed to lease an additional 8,000 SF of office space at the current monthly cost of $14,805, with a 3% annual escalator. This lease commitment expires on December 31, 2025.

NOTE6 – ADVANCES

During its operations in the fiscal year ended December 31, 2022, the Company did not accrue any costs which were unpaid through the cash proceeds or the sale of capital stock.

NOTE7 – SUBSEQUENT EVENTS

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

Material Weakness Identified

During the quarter ended June 30, 2022, the Company discovered errors and omissions in its historical financial statements. We determined that a restatement of our December 31, 2021 audited financial statements was required after discussions among management and our independent registered public account firm, BF Borgers, CPA PC, due to the incorrect presentation of the Statement of Cash Flows, inconsistent with the requirements of ASC 230-10-45, and ASC 842-20-45-

5. As part of the restatement processes, we identified material weaknesses in our internal control over financial reporting and concluded that our internal controls over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2021.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVEOFFICERS AND CORPORATEGOVERNANCE

The information required by this item is set forth under the captions “Items to be Voted upon—1. Election of Directors,” “Executive Officers,” and “Corporate Governance” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 11. EXECUTIVECOMPENSATION

The information required by this item is set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2022,” “Outstanding Equity Awards at December 31, 2022,” “Nonqualified Deferred Compensation”, “Defined Contribution Plan”, “Stock Option and Other Employee Benefit Plans”,”2019 Stock Incentive Plan”, “2022 Director Compensation”, and “Limitation of Liability and Indemnification” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is BF Borgers CPA PC Auditor Firm ID: 5041

The information required by this item is set forth under the caption “Items to be Voted upon— 2.Ratification of Appointment of Independent Registered Public Accountants” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV

ITEM15. EXHIBITSANDFINANCIALSTATEMENTSSCHEDULESINDEXTO FINANCIALSTATEMENTS

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

Laser Photonics Corporation

October 30, 2023	By:	/s/ Wayne Tupuola
	Name:	Wayne Tupuola
	Title:	President and CEO (Principal Executive Officer)

October 30, 2023	By:	/s/ Jade Barnwell
	Name:	Jade Barnwell
	Title:	CFO
(Principal Accounting Officer and Principal Financial Officer)

POWERS OF ATTORNEY

Each person whose signature appears below constitutes and appoints Wayne Tupuola as his true and lawful attorney-in-fact and agents, with full power of substitution and re substitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10- K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Laser Photonics Corporation

October 30, 2023	By:	/s/ Wayne Tupuola
	Name:	Wayne Tupuola
	Title:	President and CEO (Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Description
3.1+	Certificate of Incorporation of the Registrant
3.2+	Certificate of Amendment to the Certificate of Incorporation of the Registrant.
3.2+	Bylaws of the Registrant
4.1+	Specimen Stock Certificate evidencing the shares of Common Stock
10.1*+	Laser Photonics Corporation 2019 Stock Incentive Plan
10.2+	Sublease Agreement dated December 1, 2019 between Laser Photonics Corporation and ICT Investments, LLC
10.3+	Exclusive License Agreement dated January 2, 2020 between Laser Photonics Corporation and ICT Investments, LLC
10.4+	Promissory Note dated September 30, 2022 issued by Laser Photonics Corporation to ICT Investments, LLC
14.1	Code of Ethics
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Link base Document
101.DEF	XBRL Taxonomy Extension Definition Link base Document
101.LAB	XBRL Taxonomy Extension Label Link base Document
101.PRE	XBRL Taxonomy Extension Presentation Link base Document

* Indicates management contract or compensatory plan

+ Incorporated by reference to the Company’s Form 10 filed with the Securities and Exchange Commission on April 30, 2020

