Form 10-Q
period 2023-09-30
Laser Photonics Corp
filed 2023-11-14
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

As of November 10, 2023, the registrant had 8,253,419 shares of common stock, par value $.01 per share, issued and 9,253,419 shares of common stock, par value $.01 per share outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LASER PHOTONICS CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$8,310,519	$12,181,799
Accounts Receivable, Net	1,656,258	1,347,494
Inventory	2,610,259	1,693,810
Other Current Assets	66,936	72,527
Total Current Assets	12,643,972	15,295,630

Property, Plant & Equipment, Net	760,588	627,848
Intangible Assets	2,795,587	2,939,041
Operating Lease Right-of-Use Asset	588,335	832,072
Total Assets	$16,788,482	$19,694,592

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$233,317	$190,387
Operating Lease Liabilities, Current	352,242	344,510
Accrued Expenses	106	1,181,000
Total Current Liabilities	585,665	1,715,897

Commitments and Contingencies	-	-
Operating Lease Liabilities, Noncurrent	236,093	487,562
Total Liabilities	821,758	2,203,459

Common Stock Par Value $0.01; 100,000,000 shares authorized; 8,253,419 and 7,878,419 issued and outstanding, respectively	82,533	78,783
Additional Paid in Capital	19,111,770	18,140,520
Accumulated Retained Earnings (Deficit)	(3,227,580)	(728,170)
Total Stockholders' Equity	15,966,723	17,491,133

Total Liabilities & Stockholders' Equity	$16,788,482	$19,694,592

See accompanying notes to financial statements.

LASER PHOTONICS CORPORATION

STATEMENT OF PROFIT AND LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net Revenue	$1,239,554	$1,224,450	$3,444,649	$3,790,176
Cost of Goods Sold	333,325	671,095	858,317	1,504,080
Gross Profit	906,228	553,355	2,586,332	2,286,096

Operating Expenses:
Sales & Marketing	652,097	133,766	1,562,868	310,524
General & Administrative	1,198,317	119,646	3,186,580	794,294
Depreciation & Amortization	152,210	84,853	336,294	258,894
Total Operating Expenses	2,002,625	338,265	5,085,742	1,363,712
Operating Income (Loss)	(1,096,396)	215,090	(2,499,410)	922,384

Other Income (Expenses):
Interest Income (Expense)	-	(10,000)	-	(24,426)
Other Income (Expense)	-	-	-	7,031
Total Other Income (Expenses)	-	(10,000)	-	(17,394)
Income (Loss) Before Tax	(1,096,396)	205,090	(2,499,410)	904,990

Tax Provision	-	-
Net Income (Loss)	$(1,096,396)	$205,090	$(2,499,410)	$904,990

Income (Loss) per Share
Basic	$(0.13)	$0.04	$(0.31)	$0.19
Fully Diluted	$(0.13)	$0.04	$(0.30)	$0.19

Weighted Average Shares Outstanding
Basic	8,253,419	4,878,419	8,107,815	4,878,419
Fully Diluted	8,314,484	4,878,419	8,273,998	4,878,419

See accompanying notes to financial statements.

LASER PHOTONICS CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Cash Flow from:
OPERATING ACTIVITIES
Net Income (Loss)	$(2,499,410)	$904,990
Adjustments:
Depreciation & Amortization	336,294	258,894
Stock Compensation	145,500	-
Change in Operating Assets & Liabilities:
Accounts Receivable	(308,764)	(1,163,680)
Inventory	(916,449)	108,483
Other Current Assets	5,591	(7,568)
Accounts Payable	42,930	84,858
Accrued Expenses	(351,500)	-
Customer Deposits	-	(86,775)
Other Liabilities	106	3,331
Net Cash Flow from Operating Activities	(3,545,702)	102,532

INVESTING ACTIVITIES
Purchase of Long Term Assets	(288,636)	(3,088)
Purchase of Intangible Assets	(36,944)	(4,195)
Net Cash Flow from Investing Activities	(325,580)	(7,283)

FINANCING ACTIVITIES
Proceeds from (Repayment of) Notes	-	(161,684)
Proceeds from (Repayment of) PPP Loan	-	(317,328)
Proceeds from Sale of Common Stock	-	-
Net Cash Flow from Financing Activities	-	(479,012)

Net Change in Cash	$(3,871,282)	$(383,763)
Cash - Beginning of Period	12,181,799	615,749
Cash - End of Period	$8,310,519	$231,986
Supplemental Non-Cash Financing Information
Common Stock issued to pay Stock Compensation for Marketing	$829,500	-

See accompanying notes to financial statements.

LASER PHOTONICS CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2023	8,253,419	$82,533	$19,183,020	$(2,131,184)	$17,134,369

Net Loss from the three months ended September 30, 2023	-	-	-	(1,096,396)	(1,096,396)

Correction of Stock Compensation related errors	-	-	(71,250)	-	(71,250)

Balance, September 30, 2023	8,253,419	$82,533	$19,111,770	$(3,227,580)	$15,966,723

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid in		Stockholders'
	Shares	Amount	Capital	Net Income	Equity

Balance, June 30, 2022	4,878,419	$48,784	$5,242,832	$969,191	$6,260,806

Net Income from the three months ended September 30, 2022	-	-	-	205,090	205,090

Balance, September 30, 2022	4,878,419	$48,784	$5,242,832	$1,174,280	$6,465,896

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2022	7,878,419	$78,783	$18,140,520	$(728,170)	$17,491,133

Net Loss from the nine months ended September 30, 2023	-	-	-	(2,499,410)	(2,499,410)

Common Stock Issued	375,000	3,750	971,250	-	975,000

Balance, September 30, 2023	8,253,419	$82,533	$19,111,770	$(3,227,580)	$15,966,723

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid in		Stockholders'
	Shares	Amount	Capital	Net Income	Equity

Balance, December 31, 2021	4,878,419	$48,784	$5,242,832	$269,290	$5,560,906

Net Income from the nine months ended September 30, 2022	-	-	-	904,990	904,990

Balance, September 30, 2022	4,878,419	$48,784	$5,242,832	$1,174,280	$6,465,896

See accompanying notes to financial statements.

LASER PHOTONICS CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 –BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements and notes of Laser Photonics Corporation (the “Company”) are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, those do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the nine months ended September 30, 2023, are not necessarily indicative of results that may be expected for the fiscal year ended December 31, 2023, or any future period. These financial statements should be read in conjunction with the financial statements, notes and significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2022.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & USE OF ESTIMATES

Our significant accounting policies are provided in “Note 2 – Summary of Significant Accounting Policies” in our Financial Statements 2022 Form 10-K. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2023, from those disclosed in our 2022 Form 10-K for the fiscal year ended December 31, 2022.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. In the opinion of management, our financial statements reflect all adjustments considered necessary by management to fairly state the results of operations, financial position and cash flows of the Company for the periods presented.

NOTE 3 – REVENUE

Revenue Recognition

Revenue is generally recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. The majority of our revenue is derived from our product sales and recognized free-on-board origin (“FOB Origin”) basis, when our products have been manufactured, crated and placed in the collection warehouse for the customer pick up in accordance with Customer Quote and Company Terms and Conditions of Sale.  At this stage the title on manufactured equipment is transferred to the customer, and the customer is responsible for transportation expenses, insurance, and any transport related damage to the equipment in transit. Accordingly, we do not hold any obligation to deliver beyond the collection warehouse, and the customers are contractually required to ensure their goods reach their final destination.

All revenues were reported in net of any sales discounts or taxes.  Payments received by customers prior to our satisfying the above criteria are recorded as unearned income in the combined balance sheets. As of September 30, 2023, there is no balance in unearned income.

Other Revenue Recognition Matters

Some of our customers are resellers, especially in foreign countries, who provide the products and services of ours and other companies as well. These resellers generally have no right to return unsold units. Occasionally, the Company may accept returns in limited circumstances and at the Company’s discretion under its warranty policy. The repurchase is on an individual unit basis with discounted pricing, which results in reduced margin on future sales of the units. During the three months period ended September 30, 2023, the Company repurchased four units from two foreign resellers. The repurchase increased inventory by $479,634 and bad debt expense by $32,501 during the third quarter in addition to $200,000 bad debt expense recorded in the first quarter of 2023.

NOTE 4 – ACCOUNTS RECEIVABLE

The Company extends credit to its customers in the normal course of business and performs on-going credit evaluations of its customers. All accounts, or portions thereof, that are deemed uncollectible are written off to bad debt expense, as incurred. In addition, most sales orders are not accepted without a substantial deposit. As of September 30, 2023, the balance of collectible accounts was $1,656,258. This balance is net of $164,534 and $365,263 recognized as bad debt expense during the three months and nine months ended September 30, 2023 respectively. The balance of collectible accounts was $1,248,045 as of September 30, 2022, and there was no bad debt expense during the nine months ended September 30, 2022. Bad debt expenses were reclassified as part of General & Administrative expenses in the statement of profit & loss from other income/(expense) in the first and the second quarters..

NOTE 5 – INVENTORY

Inventories are stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method. At September 30, 2023 and December 31, 2022, respectively, our inventory consisted of the following:

	September 30, 2023	December 31, 2022
Inventory
Equipment Parts Inventory	$806,506	$759,930
Finished Goods Inventory	705,905	254,656
Sales Demo Inventory	802,877	647,790
Work in Process Inventory	294,971	31,434
Total Inventory	$2,610,259	$1,693,810

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

At September 30, 2023 and December 31, 2022, respectively, our property, plant and equipment consisted of the following:

	September 30, 2023	December 31, 2022
Property, Plant and Equipment
Machinery & Equipment	$799,094	$797,695
Leasehold Improvement	19,707
Office Furniture & Computer Equipment	204,343	80,909
R&D Equipment	37,973	37,973
Vehicles	154,085	9,989
Accumulated Depreciation	(454,614)	(298,718)
Total Property, Plant and Equipment	$760,588	$627,848

Depreciation expense of property, plant and equipment for the three months ended September 30, 2023 and 2022 are $86,166 and $28,048, respectively. Depreciation expense of property, plant and equipment for the nine months ended September 30, 2023 and 2022 are $155,896 and $82,600, respectively.

NOTE 6 – INTANGIBLE ASSETS

At September 30, 2023 and December 31, 2022, respectively, our intangible assets consist of the following:

	September 30, 2023	December 31, 2022
Intangible Assets
Equipment Design Documentation	$2,675,000	$2,675,000
Operational Software & Website	342,414	305,470
Trademarks	216,800	216,800
Customer Relationships	211,000	211,000
Accumulated Amortization	(649,627)	(469,229)
Total Intangible Assets	$2,795,587	$2,939,041

Amortization expense of intangible assets for the three months ended September 30, 2023 and 2022 are $66,044 and $56,805, respectively. Amortization expense of intangible assets for the nine months ended September 30, 2023 and 2022 are $180,398 and $176,294, respectively.

NOTE 7 – LEASES

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2023	2022	2023	2022

Operating Lease Expense	$91,063	$45,289	$272,733	$135,867

The increase in Lease Expense from the 2022 to 2023 interim periods is related to the addition of a second leased facility for use by Sales and Marketing group as part of our strategic plan in an effort to improve market reach and growth.

NOTE 8 – STOCK-BASED COMPENSATION

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

At December 30, 2022, we held stock warrants of 350,000 shares for a suppler related to post-IPO investor relations at fair market value as of the grant date of October 3, 2022.  On March 27, 2023, we granted 25,000 shares to a former employee. These two types of awards were converted to our common stocks on April 17, 2023. These awards were valued at the fair market value as of March 31, 2023 and June 30, 2023, resulting additional accrued Selling, General and Administrative (“SG&A”) expenses of $776,250 during the first quarter and reversal SG&A expenses of $705,000 during the second quarter. The net impact of the revaluation for our SG&A for the first two quarters is additional expenses of $71,250. The stock-based compensation expense is based primarily on the fair value of the award as of the grant date and does not require such revaluation in the future period. Therefore, we corrected the net impact of the revaluation occurred at both March 31, 2023 and June 30, 2023 in the three months ended September 30, 2023, resulting reduced SG&A.

NOTE 9 – RELATED PARTY TRANSACTIONS

ICT Investments provides the Company accounting services and various management services on an as needed basis.  For the three months ended September 30, 2023 and for the nine months ended September 30, 2023, pursuant to an arrangement with ICT Investment, the Company paid in total $23,100 and $68,686, respectively, for various accounting services and management resources.

NOTE 10 – NET EARNINGS/LOSS PER SHARE

As of September 30, 2023, the Company had no outstanding agreements that would have a dilutive effect on earnings per share.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company’s only commitments involve building leases in Orlando, FL.

NOTE 12 – SUBSEQUENT EVENTS

Between October 2, 2023 and October 13, 2023, the Company opened a brokerage account with Alexander Capital and repurchased 24,937 shares at fair market value.

On October 17, 2023, the Company made and entered into a one-year lease agreement for an adjoining unit of 9,000 square feet to our current manufacturing facility with the commencement date of December 1, 2023. We plan to mainly use this facility as our Customer Experience Center for sales and marketing purposes.

On October 18, 2023, the Company entered into a license agreement with Fonon Technologies, Inc., an affiliate of the Company through its ownership by ICT Investments, LLC, for an exclusive, worldwide, nontransferable license for High Power Turbo Piercing (“Cold Cutting”) laser cutting technology and any improvements to such technology to allow the Company to manufacture, sell, export and import products incorporated such technology in return for the Company paying a license fee of $350,000 in cash and 1,000,000 restricted shares of the Company’s common stock.

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

Business

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

Interest Rate Exposure

The Federal Reserve has raised the target range for the federal funds rates five times during 2022, and continuously through 2023, from 0.25% as of March 2022 to 5.0% through March 2023, bringing borrowing costs to the highest level since January 2001. These increased rates have resulted in many customers delaying capital equipment spending. We believe that the dramatic increases in interest rates will have an adverse short-term effect on our business but within six to nine months industry will re-adjust to the current financial conditions and our operation will continue without any material downwards effect.

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

Revenue

Our revenue has historically fluctuated from quarter to quarter. The increase or decrease in revenue from a prior quarter can be affected by the timing of orders received from customers as well as the shipment, installation, and acceptance of laser cleaning products at our customers' facilities. Our revenue can be affected by the time taken to qualify our laser cleaning products for use in new applications in the end markets that we serve. Our sales cycle varies substantially, ranging from a period of a few weeks to as long as one year or more, but is typically several months. The adoption of our laser cleaning products by a new customer or qualification in a new application can lead to an increase in net sales for a period, which may then slow until we penetrate new markets or obtain new customers.

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

Although all of our sales contracts are to be executed in the U.S. dollars, the foreign exchange rates may impact our sales from our customers overseas. The recent increased value of the U.S. dollar against most foreign currencies has also adversely affected sales during the first nine months of 2023.

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

Selling, General and Administrative Expenses. In the fourth quarter of 2022 and the year of 2023, we invested in selling, general and administrative (“SG&A”) costs in order to support our continued growth. As the secular shift to laser blasting technology matures, our sales growth becomes more susceptible to the cyclical trends typical of capital equipment manufacturers. Accordingly, our future management of and investments in SG&A expenses will also be influenced by these trends, although we may still invest in sales and marketing functions to support sales sustainability even in economic down cycles.

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

Results of Operations

Revenue of $1,239,554 and $3,444,649 in the three and nine months ended September 30, 2023, respectively, increased 1.2% and decreased 9.1% compared to $1,224,450 and $3,790,176 in the three and nine months ended September 30, 2022, respectively. The decrease year-over-year during the three quarters is from the revenue shortfall during the second quarter. As noted in 10-Q of last quarter, one of the primary reasons for the lower revenue was a major delay in supply chain for critical components of our main laser blasting model LPC2000CTH. Although we received the components and sold a couple of units of LPC2000CTH, we are experiencing continuous delay in supply chain as well as delay of capital expenditure spending by major customers due to unprecedent increases in the Federal interest rate.

Gross profit for the three and nine months ended September 30, 2023 was $906,228 and $2,586,332 respectively, increased 64% and 13% compared to $553,355 and $2,286,096 in the three and nine months ended September 30, 2022, respectively. The increase is primarily due to favorable product mix sales in the third quarter with lower cost of goods sold and the effective utilization of our production facilities. As a result, gross margin as a percentage of revenue for the three and nine months ended September 30, 2023 was improved to 73% and 75%, compared to 45% and 60% for the same periods ended September 30, 2022.

Selling, general, and administrative (“SG&A”) expenses consist primarily of salaries and other personnel-related costs; professional fees; insurance costs; SEC filing, compliance, and other public Company costs; travel expenses; and other sales and marketing expenses; and excludes depreciation & amortization expenses. In the near term, we expect SG&A expenses to increase as we expand our sales and marketing efforts to support the planned growth of our business. In the long run, we expect SG&A expenses as a percent of sales to decline as our business grows.

For the three months ended September 30, 2023 and 2022, we recorded total expenses of $1,850,414 and $253,412 respectively. SG&A expenses for the nine months ended September 30, 2023 and 2022, are $4,749,448 and $1,104,818, respectively. The significant increase in SG&A is primarily driven by our strategic plan to increase market reach and sales force as part of our Sales & Marketing Development and Investment plan as noted in our previous   10-Q’s in accordance with “Use of Proceeds” as stated in our Form S-1 Registration Statement, coupled with higher personnel costs resulting from additional headcount, professional service fees, SEC compliance costs, bad debt expenses, etc.

Our net loss, for the three months ended September 30, 2023, was $1,096,396 as compared to net income of $205,090 in the same period of 2022. The decrease in Net Income is primarily due to higher SG&A expenses.

Liquidity and Capital Resources

At September 30, 2023, we had cash and cash equivalents of $8,310,519, compared to $12,181,799 at December 31, 2022.

The following is a summary of our cash flows provided by (used in) each type of business activity in the periods presented:

	Nine months Ended September 30,
	2023	2022

Net cash provided by (used in) Operating Activities	$(3,545,702)	$102,532
Net cash used in Investing Activities	(325,580)	(7,283)
Net cash provided by (used in) Financing Activities	-	(479,012)
Net Change in Cash	$(3,871,282)	$(383,763)

As of September 30, 2023, the Company had $8,310,519 in cash, $4,333,453 in current assets (without cash and cash equivalents) and $585,665 in current liabilities.

As a result, on September 30, 2023, the Company had $12,058,306 in total working capital, compared to $13,579,732 of total working capital at December 31, 2022.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2023, the Company did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

Under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our management has evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based upon that evaluation, our CEO and CFO have concluded that, as of the filing date, our disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

As part of the previous audit for the year ended December 31, 2022, a material weakness in internal controls was identified and the Company has taken, continued to work with, and plans to implement the following to improve its internal control over financial reporting. During the three months ended September 30, 2023, we hired for the first time a Chief Financial Officer, with an active Certified Public Accountant credential, who has extensive experience in financial consolidation, planning, and reporting and served as Sarbanes-Oxley Officer in large manufacturing companies. Subsequently, we also engaged the third-party company for accounting staff and added more segregation of duties in accounting closing and review processes.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.1	License Agreement dated October 16, 2023 with Fonon Corporation

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial and accounting officer

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Laser Photonics Corporation

Date: November 14, 2023	By:	/s/ Wayne Tupuola
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By	/s/ Jade Barnwell
Chief Financial Officer
(Principal Financial and Accounting Officer)

