Form 10-K/A
period 2022-12-31
Laser Photonics Corp
filed 2023-11-17
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGECOMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, originally filed on July 14, 2023, and amended on October 30, 2023 (the “Original Filing”). We are filing this Amendment No. 2 to include the clawback policy related to recovery of erroneously awarded executive compensation required to be adopted by December 1, 2023, by Laser Photonics Corporation under Section 10D of the Securities Exchange Act of 1934, as amended, the SEC rules promulgated thereunder and Nasdaq Listing Rule 5608. No changes have been made to the Original Filing other than furnishing the clawback policy attached to this Amendment No. 2 as Exhibit 97.1 and also filing currently dated certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, and 32.1 and 32.2), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 2 continues to speak as of the Original Filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Original Filing.

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

NOTE 3 – RELATED PARTYTRANSACTIONS

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

Laser Photonics Corporation

November 17, 2023	By:	/s/ Wayne Tupuola
	Name:	Wayne Tupuola
	Title:	President and CEO (Principal Executive Officer)

November 17, 2023	By:	/s/ Jade Barnwell
	Name:	Jade Barnwell
	Title:	CFO
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

Laser Photonics Corporation

November 17, 2023	By:	/s/ Wayne Tupuola
	Name:	Wayne Tupuola
	Title:	President and CEO (Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Description
3.1+	Certificate of Incorporation of the Registrant
3.2+	Certificate of Amendment to the Certificate of Incorporation of the Registrant.
3.2+	Bylaws of the Registrant
4.1+	Specimen Stock Certificate evidencing the shares of Common Stock
10.1*+	Laser Photonics Corporation 2019 Stock Incentive Plan
10.2+	Sublease Agreement dated December 1, 2019 between Laser Photonics Corporation and ICT Investments, LLC
10.3+	Exclusive License Agreement dated January 2, 2020 between Laser Photonics Corporation and ICT Investments, LLC
10.4+	Promissory Note dated September 30, 2022 issued by Laser Photonics Corporation to ICT Investments, LLC
14.1	Code of Ethics
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
97.1*	Executive Compensation Clawback Policy
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Link base Document
101.DEF	XBRL Taxonomy Extension Definition Link base Document
101.LAB	XBRL Taxonomy Extension Label Link base Document
101.PRE	XBRL Taxonomy Extension Presentation Link base Document

* Indicates management contract or compensatory plan

+ Incorporated by reference to the Company’s Form 10 filed with the Securities and Exchange Commission on April 30, 2020

