Form 10-K
period 2023-12-31
Laser Photonics Corp
filed 2024-04-19
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 001-41515

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed be Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 31, 2023, and as of the date this Form 10-K is filed with the Securities and Exchange Commission, the Registrant’s common stock is trading on the NASDAQ under the ticker symbol “LASE”.

As of April 10, 2024, there were 9,270,419 shares of the registrant’s Common Stock outstanding.

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

Our announced laser blasting solutions are as follows:

Handheld Laser Blasting™: We offer the widest line of Class IV handheld laser blasting equipment in the world, from 20W (watt) to 3000W system, including the world’s most powerful production Laser Blaster™ on the market—the Jobsite 2000—to the even more powerful JobSite 3000 which debuted at Aviation Week’s MRO Americas 21 trade show at the end of April 2021. We have under development our most powerful laser blasting equipment, our 4000W handheld system.

Laser Blasting Cabinet: This affordable and safe solution is configured as a fully enclosed Class 1 workspace, designed to replace sandblasting enclosures, along with their noise, dust, media storage, replenishment, and clean-up requirements. The Blasting Cabinet is ideal for companies of any size that use abrasive blasting or chemical baths to clean parts or prepare materials.

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

We initiated our sales effort in December 2019. By December 31, 2023, we had gross sales of $ 4,520,892 and net sales of $ 3,939,473. We sell our products globally to end users, and principally to Fortune 1000 companies, as well as to agencies of the U.S. Government.

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

We have an exclusive license agreement with ICT Investments. Under the terms of this agreement, we have a perpetual, worldwide, exclusive license to sell the Laser Photonics™ branded equipment for laser cleaning and rust removal. Through our affiliation with ICT, its portfolio companies, and their customers, we have instant access to more than 1,500 high profile Fortune 5000 customer prospects as well as recognition as a global leader in manufacturing premium laser equipment. In addition, through the expertise and reputation of our officers, Board members and advisors, we have the foundation of our technologically advanced, disruptive laser systems specifically suited for most material processes with specific cleaning requirements and challenges.

At our core, we are a company of innovators. We are led by visionary technologists and a team of proven leaders with experience bringing emerging technologies to market across the hardware, materials, and software sectors. We believe that our technologies have the potential to empower engineers and designers to adopt laser blasting as the only known alternative to sand blasting and to drive new application discovery as well as to provide manufacturers with reliable and high-performance solutions that will facilitate their production capabilities and maintenance, repair, and operations (“MRO”).

Our principal executive offices are located at 1101 N. Keller Rd., Suite G, Orlando, Florida 32810, and our telephone number is (407) 804-1000.

Our Market

Our market encompasses industrial de-painting, surface preparation, coating and corrosion control space. This includes media blasting or sandblasting, dry ice blasting and laser cleaning or laser blasting. According to Global Market Insights, the laser cleaning market value is estimated at $9 billion in 2021 and projected to be $12 billion by 2025, which includes laser cleaning for maintenance repair operations. Market growth is driven by the increasing demand for robotic cleaning technology, growth in the automotive industry, as well as demand in construction and metalworking industries.

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

Considering the regulatory pressures on media blasting and the higher costs of both media blasting and dry ice blasting, we believe that efficient laser cleaning or laser blasting will disrupt the blast cleaning market and emerge as the clean, efficient and low-cost alternative blast cleaning method.

We offer the latest generation of laser material processing equipment for a variety of industrial markets and applications, including for defense, space exploration, aerospace, automotive, medical, industrial, electronic and agriculture markets.

We believe that the laser cleaning equipment market has even a greater potential for growth considering the size of the $10 billion abrasive cleaning market, and the ancillary $1 billion sandblasting media market, which are being pressured into obsolescence from regulatory agencies and the demands of labor tasked with cleaning industrial equipment. These market pressures, driven by health, safety and environmental concerns, are accelerating the replacement of abrasive blasting and laser cleaning is emerging as the safe, clean, efficient and affordable alternative.

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

All our Class I product enclosures are built and labeled to meet or exceed the guidelines established by the Food and Drug Administration’s (FDA) Center for Devices and Radiological Health (CDRH) that regulates the manufacture of radiation emitting electronic products. The CDRH does not issue certificates of compliance. Instead, the CDRH relies on a system of self-certification. That certification of compliance is based on a prescribed testing program that ensures that safety standards have been met. In accordance with HHS Publication FDA 86-8260, COMPLIANCE GUIDE FOR LASER PRODUCTS, we follow the FDA CDRH published reporting guidelines for the testing and certification of laser products. This includes submitting required reports to CDRH, including Annual Reports summarizing required records, including product names, model numbers, and lasers medium or wavelengths. In compliance with CDRH guidelines, we maintain records of each product produced and sold.

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

Of the anticipated $178.85 billion MRO market in North America in 2028, $46 billion is spent on corrosion control using media blasting and chemical processes that are under regulatory and market pressures to be phased out because of their known harmful effects on workers and the environment. These pressures, driven by health, safety, and environmental concerns, are accelerating the replacement of abrasive blasting and laser cleaning is emerging as the safe, clean, efficient, and affordable alternative.

The company started the Service Partners Network, (or SPN), as a program to mobilize demonstration units as an outreach to better connect the customers with the technology and product. In efforts to help those interested in starting a mobile laser cleaning service or rental service as a member of our Service Partners Network. This would also generate equipment sales and at the same time show the capabilities of the product and technology. As being part of the Service Partners Network, Laser Photonics Corp Marketing arm would provide leads to these members at a fee to also help generate long-term revenue opportunity.

Our business is disruptive and in the very beginning of its lifespan and expansion. We have a unique opportunity to displace abrasives and dry-ice blasting with an accepted and readily adopted alternative. We believe that we have taken very effective actions to develop and offer to the market the broadest range of laser cleaning and blasting equipment in the very beginning of the unfolding of this market opportunity. We believe that we will be rewarded for this strategy through explosive growth of sales, together with the expansion of the market in accordance with the wide acceptance of laser blasting as a new industry standard.

Industry Background

Conventional sandblasting processes have numerous shortcomings. For this reason, the abrasives blasting (sandblasting) market in North America is under extreme pressure to phase out the nineteenth-century sandblasting method of industrial cleaning to safeguard both workers and the environment. In 2019 alone there were 2,500 violations of respirator protection which were included in OSHA’s top ten violations. Government regulators (EPA, FDA, and OSHA) all recognize the term “silica” refers broadly to the mineral compound silicon dioxide (SiO2), which can be crystalline or amorphous in molecular structure. The Silica standards apply only to crystalline silica - not amorphous silica. Quartz is the most common form of crystalline silica, and cristobalite is also sometimes encountered in the workplace. OSHA’s focus was on the issues related to the inhalation of respirable dust, which is generally defined as particles that can reach the pulmonary region of the lung (i.e., particles less than 10 microns (µm) in aerodynamic diameter), in the form of either quartz or cristobalite. Exposure to crystalline forms of silica is associated with several health effects, including silicosis derived from the use of abrasive sand blasting are severely curtailing media blasting activities. They are quick to levy hefty fines for non-compliance.

Crystalline Silica dust has been identified by the EPA as a human lung carcinogen. In reaction to the greater awareness of its dangers, OSHA has targeted silica sand blasting as a primary, yet preventable, source for silicosis disease. Their efforts at enforcement of current regulations, as well as new, and tighter laws, mean any contractor attempting to use silica-based media (sand) will be targeted. Accordingly, the use of “sand” blasting has declined over the years. Now, with OSHA’s new standard looming, those that are still relying on this technology are scrambling to find alternatives that meet these new particulate limits. Recently, Levi Strauss & Co. and H&M announced a global ban on sandblasting in all their product lines, across all of their brands. In addition, some countries, such as the United Kingdom, and major cities, including Victoria, Canada and Queensland, Australia, have banned abrasive sandblasting.

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

Multi-market and Multi-product Approach

We intend to develop and manufacture laser systems for a variety of markets to reduce the financial impact that a downturn in any one market would have with an emphasis developing standard systems applicable for a variety of markets and applications. We expect to increase sales through an industry recognized expertise in clearly defined markets with substantial sales demand such as rust removal equipment for the shipbuilding industry, laser de-contamination equipment for the nuclear industry and laser blasting cabinets for the general manufacturing industry.

Extend Our Distribution Channels and Reach.

We have an inside sales force actively marketing in the Americas (North, Central and South America). In addition, we have a network of outside sales reps in North America, as well as international representation in Europe (based in Czech Republic), Asia (based in Japan), and the Middle East and North Africa (based in UAE). We intend to add distributors based on geographic coverage and sales capacity, as well as to develop industry-specific expertise to drive penetration in vertical markets such as automotive, aerospace, defense, energy and manufacturing. We expect to continue building out sales channels for capital equipment by partnering with additional volume distributors of equipment and hardware, as well as to expand our internal sales infrastructure and online sales presence. To augment the reach of our distribution network, we intend to grow our direct sales efforts focused primarily on serving major accounts and expanding our footprint within Fortune 500 companies and government organizations worldwide.

Broaden Our Diverse, Global Customer Base.

We expect to develop a globally diversified customer base and broaden customer relationships in a variety of industries. We seek to differentiate ourselves from our competitors through superior product pricing, performance, and service. We believe that a global presence and investments in application engineering and support will create competitive advantages in serving multinational and local companies.

Promote Awareness Through Training and Education.

As businesses increasingly embrace laser blasting over the next decade, we intend to educate the market on best practices for adoption of the technology across the entire product life cycle. Our leadership position provides a platform to deliver this education both for our existing customers and the market. Such an education is a critical component of our sales and marketing efforts. We believe businesses that are well-informed or that have firsthand experience of the benefits of our laser blasting solutions relative to conventional manufacturing are more likely to purchase and expand their use of our products and services over time. To drive such awareness, we are developing rich laser blasting content and curricula for delivery through both online and in-person media, including classes, programs, certifications, and professional services. We also intend to develop global centers of excellence, leveraging our own headquarters in conjunction with our distribution network’s presences, to serve as showrooms, learning facilities and focal points for laser blasting-focused professional services.

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

Service Partner Network

The company started the Service Partners Network, (or SPN), as a program to mobilize demonstration units as an outreach to better connect the customers with the technology and product. In efforts to help those interested in starting a mobile laser cleaning service or rental service as a member of our Service Partners Network. This would also generate equipment sales and at the same time show the capabilities of the product and technology. As being part of the Service Partners Network, Laser Photonics Corp Marketing arm would provide leads to these members at a fee to also help generate long-term revenue opportunity. We intend to further develop the SPN to enhance our Equipment Demo and Training capabilities throughout the Nation.

Our Competitive Strengths

We are an early pioneer in the laser blasting industry with a mission to make the technology accessible to all material processing manufacturers and maintenance and repair facilities in both commercial and military applications. We believe our collective expertise coupled with the following competitive strengths, will allow us to maintain and extend a leadership position in the next generation of laser blasting equipment and expand our market opportunities.

We also have established a base of customers among several U.S. Government agencies which we expect to expand. Each branch of the U.S. military, including the Army, Air Force, Navy, Marines, and the Coast Guard, has purchased laser cleaning systems from us. In addition, NASA and the Veteran’s Administration are also among our customers. We believe that our laser cleaning equipment has been well-received by our current U.S. Government customers from which we are already receiving repeat orders. As the only U.S.-based manufacturer of high-powered, portable industrial laser cleaning systems capable of addressing the Pentagon’s never-ending battle with rust, we believe that we are well-positioned to increase our sales to the U.S. Government, especially in light of the Pentagon alone having to spend between $21 billion to $22.9 billion per year on rust control, and corrosion-related repairs on equipment, from trucks and tanks to aircraft and other ships. See https://www.bloomberg.com/news/articles/2011-06-02/the-high-cost-of-waging-war-on-rust The U.S. Navy alone spends $3 billion per year fighting corrosion. See https://www.military.com/daily-news/2020/01/13/battle-against-rust-3-billion-problem-navy.html. The U.S. military is proving to be not only a receptive early adopter of the technology, but also as a proving ground and showcase for our products. This arises from the need to continually maintain, repair and overhaul equipment (MRO) while eliminating maintenance delays that affect force readiness. Corrosion and the lack of spare parts are among the most significant maintenance issues for the Pentagon.

A Recognized Pioneer and Leading Developer of Fiber Laser Material Processing Technology

As a pioneer and technology leader in laser material processing, combined with our deep knowledge of material properties, we can develop laser cleaning products that reduce its operating costs for our customers and drive the proliferation of lasers to address existing and new applications.

Track Record of World Class Product Development and Commercialization

Through their combined engineering and operational experience in the laser photonics industry, our C-level management team and board members have accumulated decades of relevant and practical industrial laser equipment development experience. They have developed and advanced several materials processing technologies applicable to the laser photonics industry and our vertical markets.

Vertically Integrated Application Center, Equipment Development and Manufacturing

We develop and manufacture most of our critical assemblies, subassemblies, and components, including motion systems, integrated lasers, specialty components, frames, cabinets and proprietary optical assemblies. We also develop our software for use with our laser systems. We have our own engineering, procurement, manufacturing, and assembly operations as a part of our vertically integrated manufacturing process. The integration of our application and research and development groups with our manufacturing capability provides our customers with a competitive edge in achieving their manufacturing goals using our laser material processing systems.

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

Manufacturing Scale

We have invested extensively in our production and lean manufacturing capabilities allowing us to deliver large volumes of lasers systems in short delivery cycles, which provides us with a competitive advantage.

Diverse Customer Base, End Markets and Applications

We intend to further develop our diverse customer base, multi-market and multi-product business model given the broad application of our laser cleaning equipment, its competitive pricing and high quality that will not have us dependent on the performance of a specific market sector.

Broad Product Portfolio

Our diverse lines of laser cleaning equipment are used in work environments to improve and promote programs to address significant concerns about the exposure of employees to toxic airborne materials to reduce the risk of lung cancer and silicosis triggered by inhalation of crystalline silica dust released from abrasive blasting. We offer our customers a range of solutions spanning multiple price points, throughput levels, operating environments, and technologies to enable businesses to find and use the laser blasting solution for their specific goals. Our broad product portfolio covers a spectrum of use cases, scaling with customer needs from entry-level, office-friendly laser blasting systems for high surface integrity finishing of components to high-end, high throughput industrial laser blasting systems for low-cost mass production applications. In addition, it eliminates the need for customers to source products for different processes from multiple vendors, giving us a market advantage relative to competitors that have a more limited set of products and solutions.

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

We are recognized as a pioneer and an industry leader with our CleanTech™ Laser Blasting™ technology. Laser Blasting can replace sandblasting or dry ice blasting in nearly every industry and every application where an abrasive blasting is used. It is effective on glass, ceramics, metals, concrete, plastics and much more, and provides greater control and precision than possible with the legacy technologies it is designed to replace. LP portable Laser Blasting systems incorporate proprietary autofocusing C-Optics technology that allows for greater precision on uneven or contoured surfaces, even from handheld Laser Blasting systems. This innovation expands laser cleaning from the production floor to the field. Laser Blasting is effective on small parts and sensitive materials, as well as surfaces of ships, bridges, aircraft, pipelines, large vehicles, and trains, among others.

Our Product Platforms

Since our founding in 2019, and through IP received from ICT Investments, we have developed an extensive portfolio of products based on proprietary technologies that form the foundation of our laser blasting equipment manufacturing solutions, which are comprised of hardware, equipment design documentation, bills of materials, software, materials, and service practices.

Designed in-house by industry-recognized laser scientists and inventors, our expansive product portfolio covers a broad spectrum of applications across key industries, including maritime and shipbuilding, oil and gas, automotive manufacturing, rail transport, aerospace, defense, and space exploration. Our CleanTech™ line scales with customer needs, starting with low price-point handheld Laser Blasters™ designed to tackle simple cleaning and surface predation jobs, to high-end AI-controlled, user-programmable C-Robotics™ made for complex, precision production environments.

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

Below is the description of abbreviations and definitions used in Laser Photonics Laser Blaster products qualification chart:

•	Roughing-Rough surface condition for thick material
•	Mid-Range-Normal level below roughest surface condition for medium material thickness
•	Finishing-Least amount of roughness on a surface for thin materials
•	Gauge-indication of a measurement of industrial materials.
•	Grit-indication of roughness to apply to a surface for preparation prior to coating.
•	CAML-grade of abrasive media used for the sandblasting industry.
•	DPI-Dots per inch
•	LPI-Lines per inch
•	Laser Grade-Designated choice of laser for best results
•

Strip Rate in Ft Squared per hour is calculated as follows: 2X (laser power in KW) / (coating thickness in mils, where one mill= .001), X 60 minutes. Source: Robotic Laser Coating Removal System ESTCP Project WP- 0526 apps.dtic.mil

Our current Laser Blasting solutions are as follows:

Handheld Laser Blasting™:

We offer the widest line of Class IV handheld laser blasting equipment in the world, from 20W (watts) to the 3000W system, including the world’s most powerful production Laser Blaster™ on the market—the Jobsite 2000—to a more powerful JobSite 3000 which debuted during Aviation Week’s MRO Americas 21 trade show in April 2021. We are developing an even more powerful 4000W handheld system. The CleanTech™ 2000-CTH Jobsite is a 2000W handheld laser cleaning machine and surface preparation system designed to remove rust, paint and other impurities from steel, aluminum, iron, and many more surface types. The 2000-CTH Jobsite provides five different pulse laser patterns that provide flexibility when operating the laser in different applications across different surface types.

We also offer the CleanTech™ EZ-Rider Handheld Roughing & Finishing Lasers which are a high-performance, military-grade, fast, and efficient laser cleaning tool. The EZ-RIDER is based on next-generation technology. Laser Photonics designed the EZ-RIDER to be a heavy-duty industrial grade laser cleaning and surface treatment system for large areas requiring cleaning, de-painting, and other surface preparations. The system starts immediately when the key is turned ON and the touch screen allows you to choose from five pre-programmed cleaning patterns for control and flexibility. The CleanTech™ EZ-Rider is based on our years of experience building handheld lasers for marking and engraving applications. Our systems are designed to be standalone units, so no personal computer is required. The CleanTech™ EZ-Rider can be coupled with industrial robots and placed inside safety work cells with interlocks for full compliance with OSHA and FDA CDRH regulations.

Laser Blasting Cabinet

The laser blasting cabinet is configured as a fully enclosed Class 1 workspace designed to replace sandblasting enclosures, along with their noise, dust, media storage, replenishment, and clean-up requirements. The Blasting Cabinet is intended to serve companies of any size that use abrasive blasting or chemical baths to clean parts or prepare materials. The CleanTech™ Laser Blaster Cabinet is a self-contained, industrial-grade laser cleaning machine. This system is the only laser cleaning machine in the world that incorporates the exclusive power of a fiber laser with a handheld laser-blasting head inside a fully enclosed 30” x 26” workspace. This system is designed for speed, precision, safety, and flexibility. It is the only laser-blasting cabinet manufactured in compliance with CDRH FDA and OSHA regulatory compliance. With the CleanTech™ Laser Blaster Cabinet, companies can eliminate harmful dust, noise, hazardous chemicals, and contaminants caused by use of abrasive blasting or chemical baths.

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

CleanTech™ Laser Cleaning Robot with AI

With our user programmable AI (UPAI) incorporated in our C-Robots, factory line workers can quickly and easily program these precision robots to complete complex and repetitive tasks in high throughput production environments. The CleanTech™ Laser Cleaning Robot is the first commercially available collaborative, easily programmable, AI-capable laser cleaning system in the United States. Designed for precise positioning and tight focusing of the laser beam, laser cleaning processes are optimized to operate on much lower laser powers than those used by handheld laser cleaners. This allows for dramatic cost reduction of laser cleaning, making it affordable for most industrial companies. It also reduces concerns over safety for the factory line workers since the robot can perform multiple tasks at the same time when equipped with AI module, 3D scanner and visualizer, vision system and Class 1 Safety shroud or enclosure.

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

Marketing and Sales

For the year ended December 31, 2023, we employed 8 direct salesmen and 2 distributors in Japan and Australia. 2023 was a year of investments into sales and marketing activity and we invested near $4M in development of sales and marketing operation. We have a marketing and sales budget equal to 10% of our gross sales, and a new product promotional budget of $1.2M for 2024.

Product Warranty and Support

We offer for sale with our equipment a two-year limited warranty against defects in materials and workmanship under normal use and service conditions following delivery of our equipment to our customers.

We also warrant the owners of our custom laser systems that they are designed and manufactured in accordance with agreed-upon specifications. In resolving claims under both the defects and performance warranties, we have the option of either repairing or replacing the covered laser cleaning equipment. Our warranties are automatically transferred from the original purchaser of our laser cleaning equipment and optical components to subsequent purchasers upon delivery of our finished laser systems.

In general, our products carry a warranty against defects, depending on the product type and customer negotiations. The costs associated with these warranty obligations are not expected to be significant and no such costs have been recorded in our financial statements.

Competition

In the laser cleaning market, the competition is fragmented with a few competitors that are small or privately owned, or which compete with us on a limited geographic, industry, or application specific basis. Nonetheless, our markets are highly competitive and characterized by rapid advances in technology, evermore demanding customer requirements, and reduced average selling prices as smaller, integrated components replace aging technologies. Our most significant competitors are P-Laser and Clean-Lasersysteme GmbH (operating through the distributor Adapt Laser Systems in the United States) as well as smaller companies, including Laserax and 4 Jet. Some of our competitors are increasing the output power of their fiber lasers to compete with our high-powered, industrial grade products.

We also compete with end-users that produce laser technology, as well as with manufacturers of non-laser methods and tools, such as traditional abrasives blasting (referred to as sandblasting), non-laser welding, cutting dies, mechanical cutters, and plasma cutters in the materials processing market. Some of our competitors are larger, with considerably more financial, managerial, and technical resources, as well as more extensive sales, distribution, and service networks, and greater marketing capacity.

Our primary focus is to provide diversified industrial-grade laser-based cleaning machinery in a variety of markets. Each market has a different group of competitors subject to rapidly changing technologies and materials, a customer base with continuously changing requirements and geographical outsourcing challenges.

We believe that our future success is dependent on our flexibility to adapt to changes in the marketplace, expanding our existing products and services targeting application specific systems for each industry we serve. We continuously introduce new products and services on a timely and cost-effective basis identifying both standard and niche laser-systems opportunities enhancing our ability to penetrate new customers and new emerging markets.

Primary competitive factors in our markets include:

•	Price and value
•	Ability to design, manufacture, and deliver new products on a cost-effective and timely basis.
•	Ability of our suppliers to produce and deliver components in a timely manner, in the quantity desired and at the budgeted prices
•	Product performance and reliability
•	Service support.
•	Product mix
•	Ability to meet customer specifications.
•	Ability to respond quickly to changes in market demand and technology developments.

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

With respect to proprietary know-how that is not patentable and processes for which patents are difficult to enforce, we rely on, among other things, trade secret protection and confidentiality agreements to safeguard our interests. We believe that many elements of our laser system manufacturing process, including our unique materials sourcing, involve proprietary know-how, technology, or data that are not covered by patents or patent applications, including technical processes, equipment designs, algorithms, and procedures. We have taken security measures to protect these elements. All our research and development personnel will have to sign confidentiality and proprietary information agreements with us. These agreements address intellectual property protection issues and require our associates to assign to us all the inventions, designs, and technologies they develop during the course of employment with us. We also require our customers and business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our modules, technology, or business plans.

Employees and Human Capital

As of March 1st, 2024, we had 56 full time employees and no part-time employees. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors and consultants.

Government Regulation

Our current and contemplated activities and the products and processes that will result from such activities are subject to substantial government regulation, both in the United States and internationally.

Government Contracts and Regulations

Our U.S Government business is heavily regulated. We contract with several U.S. Government agencies and entities, principally all branches of the U.S. military. We must comply with, and are affected by, laws and regulations relating to the formation, administration, and performance of U.S. Government contracts. These laws and regulations, among other things:

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

Radiation Control for Health and Safety Act

We are subject to the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the National Center for Devices and Radiological Health, a branch of the United States Food and Drug Administration. Among other things, those regulations require laser manufacturers to file new product and annual reports, to maintain quality control and sales records, to perform product testing, to distribute appropriate operating manuals, to incorporate design and operating features in lasers sold to end-users and to certify and label each laser sold to end-users as one of four classes (based on the level of radiation from the laser that is accessible to users). Various warning labels must be affixed, and certain protective devices installed depending on the class of product. The National Center for Devices and Radiological Health is empowered to seek fines and other remedies for violations of the regulatory requirements.

CE Marking

We are subject to certain regulations in Europe as administered by the European Commission. CE Marking is required for products marketed within the European Economic Area (EEA) and confirms that the manufacturer meets certain safety, health and environmental protection requirements administered by the European Union. Non-compliance with these regulations could result in warnings, penalties, or fines. We believe that we are currently in compliance with these regulations.

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

In December 2022, we entered into an agreement with 2701 Maitland Building Associates to rent 8,000 sf of additional office space nearby the main facility, for our growing sales and marketing program. The monthly rent for this space is currently $14,805.

Our facility is currently equipped with three of our latest advanced laser cleaning demonstration models.

Laser Blaster Systems

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and therefore we intend to take advantage of certain exemptions from various public company reporting requirements, including not being required to have our internal controls over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these exemptions until we are no longer an “emerging growth company.” In addition, the JOBS Act provides that an “emerging growth company” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We will remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year: (a) following the fifth anniversary of the completion of our initial public offering; (b) in which we have total annual gross revenue of at least $1.235 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning associated with that term in the JOBS Act.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition, and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

We have a limited operating history so there is a lack of historical data on which to determine whether we can be a commercially viable company.

We are competing in a highly competitive market and to compete effectively we must be able to adapt to technology changes and to implement innovative technology applications.

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

Our success may depend on our ability to obtain and protect the proprietary information on which we base our laser-based cleaning equipment. The patent application process is expensive and time-consuming, and we and our current or future licensors and licensees may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our current licensors, or any future licensors or licensees, will fail to identify patentable aspects of inventions made during development and commercialization activities before it is too late to obtain patent protection on them.

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

While we expect that the funds from our IPO will meet our financing requirements for the next two to three years, if, in the future, we are not able to generate sufficient revenues from operations and our capital resources are insufficient to meet future requirements, we may have to raise additional funds to allow us to continue to commercialize, market and sell our products. We cannot be certain that funding will be available on acceptable terms or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any debt financing, if available, may involve restrictive covenants that may impact on our ability to conduct business or return capital to investors. If we are unable to raise additional capital if required or on acceptable terms, we may have to significantly scale back, delay or discontinue the development and/or commercialization of our laser-based cleaning products, restrict our operations or obtain funds by entering into agreements on unattractive terms.

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

We have a substantial amount of intangible assets, representing approximately 28% of our total assets as of December 31, 2023. While we amortize our intangible assets, they may be subject to impairment testing. If we experience any significant impairment to our intangible assets, it may have a material adverse effect on our reported financial results for the period in which the charge is taken and could result in a decrease in the market price of our common stock.

We may be unable to respond to rapid technological changes and innovative products.

In a constantly changing and innovative technology market with frequent new product introductions, enhancement, and modifications, we may be forced to implement and develop new technologies into our products for anticipation of changing customer requirements that may significantly impact costs in order to retain or enhance our competitive position in existing and new markets.

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

Our business depends on experienced and highly skilled technicians and business development personnel, and if we are unable to attract such talent, it will be more difficult for us to manage our business and complete contracts.

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

Our business is labor intensive, and our success depends on our ability to attract, retain, train, and motivate highly skilled employees, including employees who may become part of our organization in connection with our acquisitions. The increase in demand for consulting, technology integration, and managed services has further increased the need for employees with specialized skills or significant experience in these areas. We may not be successful in attracting and retaining enough employees to achieve our desired staffing and expansion objectives. Furthermore, the industry turnover rates for these types of employees are high and we may not be successful in retaining, training, or motivating them. Any inability to attract, retain, train, and motivate skilled talent could impair our ability to adequately manage and complete existing projects, not to mention restrict our ability to accept new client engagements. Such an inability may also force us to increase our hiring of independent contractors, which may increase our costs and reduce our profitability on client engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce. Our future success will depend on our ability to manage the levels and related costs of our workforce.

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

the timing of sales of our products.

unexpected delays in the introduction of new products.

increased expenses, whether related to sales and marketing, or administration; and

costs related to anticipated acquisitions of complementary businesses.

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

To manage our future growth, we will need to continue to effect improvements in our managerial, operational, and accounting controls. All of these measures will require significant expenditure and will demand the attention of management. If we fail to continue making enhancements to our operational and financial controls in support of the growth in our business, we could develop operating and reporting inefficiencies that could increase our costs more than we had planned, as well as impair our competitive position. If we are unable to manage growth effectively, our business, financial condition, and operating results could be adversely affected.

Insurance and contractual protections may not always cover lost revenue, increased expenses, or liquidated damages payments, which could adversely affect our financial results.

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

Any system or service disruptions, including those caused by ongoing projects to improve our information technology systems and the delivery of services, if not anticipated and appropriately mitigated, could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. We are also subject to system failures, including network, software, or hardware failures, whether caused by us, third-party service providers, cyber security threats, natural disasters, power shortages, terrorist attacks or other events, which could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur because of any system or operational failure or disruption and, as a result, our future results could be adversely affected.

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

Less than _% of our U.S. revenues in 2023 were from sales and services rendered directly or indirectly to the U.S. Government; however, we expect to grow that to 25% in the next 12 months to two years. Our business with the U.S. Army, Navy and Air Force has been defense related, and our anticipated future revenues from the U.S. Government are expected to result from contracts awarded under various U.S. Government programs, primarily defense-related programs with the Department of Defense (DoD) and other departments and agencies. Cost cutting including through consolidation and elimination of duplicative organizations and insurance has become a major initiative for DoD. The funding of our programs is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions. The overall level of U.S. defense spending increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan. However, with the winding down of both wars, defense spending levels are becoming increasingly difficult to predict and are expected to be affected by numerous factors. Such factors include priorities of the presidential administration and the Congress, and the overall health of the U.S. and world economies and the state of governmental finances.

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

•

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

•	Litigation may be necessary to:

•	protect and enforce our patents and any future patents issuing on our patent applications;

•	enforce or clarify the terms of the licenses we have granted or may be granted in the future;

•	protect and enforce trade secrets, know-how and other proprietary rights that we own or have licensed, or may license in the future; or

•	determine the enforceability, scope and validity of the proprietary rights of third parties and defend against alleged patent infringement.

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

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any September 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and/or warrants and our stock price and price for the warrants may be more volatile.

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

Our largest stockholder, Fonon Corporation, that is owned by ICT Investments, owns 51% of our shares of common stock. As a result, ICT Investments is able to: place, elect, or defeat the election of our directors; amend or prevent amendment to our certificates of incorporation or bylaws; effect or prevent a merger, sale of assets or other corporate transaction; drive business decisions and control expenditures; and control the outcome of any other matter submitted to the stockholders for vote. Accordingly, other stockholders are unable to influence management or exercise control over our business.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. There exist material weaknesses in our internal controls as of December 31, 2023 If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. With each prospective acquisition we may make we will conduct whatever due diligence is necessary or prudent to assure us that the acquisition target can comply with the internal control requirements of the Sarbanes- Oxley Act. Notwithstanding our diligence, certain internal control deficiencies may not be detected at acquired entities. As a result, any internal control deficiencies may adversely affect our financial condition, results of operations, and access to capital.

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

ICT Investments through its ownership of Fonon Corporation, holds a large number of our outstanding shares. We can make no prediction as to the effect, if any, that sales of shares, or the availability of shares for future sale, will have on the prevailing market price of our shares of common stock. Sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could depress prevailing market prices for the shares. Such sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price which it deems appropriate.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We use, store and process data for and about our customers, employees, partners, and suppliers. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data, our systems and business operations.

Cyber Risk Management and Strategy

Under the oversight of the Board of Directors and Audit Committee, we have implemented and maintain a risk management program that includes processes for the systematic identification, assessment, management, and treatment of cybersecurity risks. Our cybersecurity oversight and operational processes are integrated into our overall risk management processes, and cybersecurity is one of our designated risk categories. We use the National Institute of Standards and Technology Cybersecurity Framework to guide our approach, ensuring a structured and comprehensive strategy for managing cybersecurity risks. We implement a risk-based approach to the management of cyber threats, supported by cybersecurity technologies, including automated tools, designed to monitor, identify, and address cybersecurity risks. In support of this approach, our IT security team implements processes to assess, identify, and manage security risks to the company, including in the pillar areas of security and compliance, application security, infrastructure security, and data privacy. This process includes regular compliance and critical system access reviews. In addition, we conduct application security assessments, vulnerability management, penetration testing, security audits, and ongoing risk assessments as part of our risk management process. We also maintain an incident response plan to guide our processes in the event of an incident. We also have a process to require corporate employees to undertake cybersecurity training and compliance programs annually.

We utilize third parties and consultants to assist in the identification and assessment of risks, including to support tabletop exercises and to conduct security testing.

Further, we have processes in place to evaluate potential risks from cybersecurity threats associated with our use of third-party service providers that will have access to Company data, including a review process for such providers’ cybersecurity practices, risk assessments, contractual requirement, and system monitoring.

We continue to evaluate and enhance our systems, controls, and processes where possible, including in response to actual or perceived threats specific to us or experienced by other companies.

Although risks from cybersecurity threats have to date not materially affected us, our business strategy, results of operations or financial condition, we have, from time to time, experienced threats to and breaches of our and our third-party vendors’ data and systems. For more information, please see Item 1A. Risk Factors, the section titled “Risk Factors—Risks Related to our Business and Our Industry— Internalsystem or service failures could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenues and profitability.” and “As a U.S. defense contractor, we are vulnerable to security threats and other disruptions that could negatively impact our business.”

Risk Management Oversight and Governance

The Board of Directors has oversight of the Company’s cybersecurity program and has delegated the quarterly assessments and management of cybersecurity risks to the Audit Committee.

Our IT Manager and our IT Administrator oversee our information security program and lead our information security team. Our IT Manager has primary responsibility for assessing and managing our cybersecurity threat management program, informed by over ten years of experience leading cross-functional organizations in the development and operation of large-scale systems.

Our IT Manager reports quarterly to the Audit Committee of the Board of Directors on the information security program and related cyber risks and provides an annual update to the Board of Directors on the Company’s overall risk management strategy, which includes addressing cybersecurity risks. Any cybersecurity incidents at the Company are reported to the Audit Committee by the IT Manager.

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

In December 2022, we entered into an agreement with 2701 Maitland Building Associates to rent 8,000 sf of additional office space nearby the main facility, for our growing sales and marketing program. The monthly rent for this space is currently $14,805.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4. MINESAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information. Our common stock is traded on the NASDAQ with the ticker symbol “LASE”.

(b)	Stockholders. As of April 10, 2024, there were five registered holders of our common stock.

(c)	Dividends. We paid a one-time stock dividend on December 31, 2021, but we do not intend to pay any dividends in the foreseeable future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans.

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2023.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, warrants and rights	Weighted- Average Exercise Price of Outstanding Options, warrants and rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	—		10,000,000
Total			10,000,000

(1) In December 2019 our Board of Directors and a majority of our shareholders approved a 2019 Stock Incentive Plan and authorized the issuance of up to 10,000,000 shares under this plan.

Use of Proceeds

On October 4, 2022, the Company closed on an IPO in which it issued 3,000,000 additional shares of common stock at an offer price of $5.00 per share. The shares trade on the NASDAQ under the ticker symbol, “LASE.” Including this issuance, there were 7,878,419 shares outstanding as of December 31, 2022.The number of outstanding shares as of December 31, 2023 was 9,253,419

The remaining planned use of proceeds has not changed since the initial public offering.

Recent Sales of Unregistered Securities.

Set forth below is information regarding shares of common stock issued, and options granted, from January 1, 2022, to March 15, 2024:

On July 24, 2022: 25,000 Incentive Stock Options (‘ISOs’) were issued to Tim Schick, CFA. The options vest over four (4) years and are exercisable at $5.00 per share. These options were cancelled when Tim Schick was terminated as our CFO on March 27, 2023. As part of the his 2023 termination 25,000 shares of common stock were issued as compensation for services to Company former Vice President of Finance Tim Schick in April 2023. These were recorded at a fair value based on the market price of the Company’s stock on the date of the agreement.

On December 12, 2022: 180,000 warrants were issued to the following members of Alexander Capital, the Underwriter of the IPO. The warrants are exercisable at $6.00 per share, between March 28, 2023, and September 29, 2027:

 On February 2nd 2024 17,000 Shares of Common stock were issued to Jade Barnwell, the former Laser Photonics CFO, under the terms of employment.

On October 4, 2022, we entered into a marketing agreement with TraDigital Marketing Group. In accordance with the contract we will issue to TraDigital in 2023 350,000 shares of our common stock in full satisfaction of the balance due on our agreement, reflected in Accrued Expenses at December 31, 2022 in the amount of $829,500 ($2.37 per share, the company’s closing stock price on the contract date).

 During the year ended December 31, 2023, the Company paid $ 350,000 totaling shares of 1,000,000 to Fonon Technologies, Inc. (“FTI”), a company controlled by ICT Investments, for a worldwide, exclusive license for all commercial and noncommercial applications of FTI’s know-how and trade secrets for High Power Turbo Piercing (“Cold Cutting”) laser cutting equipment and technology under the terms of a License Agreement dated October 18, 2023.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our conslidated financial statements and related notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The data for the years ended December 31, 2023 and 2022, is derived from our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results for any future period.

Statement of Operations Data:

	Year Ended December 31,
	2023	2022
Statement of operations data:
Net Sales	$3,939,473	$3,894,901
Cost of Sales	$1,489,458	$1,954,328
Gross Profit	$2,450,015	$1,940,573
Operating Expenses	$6,246,011	$4,017,379
Income (Loss) from Operations	$(3,795,996)	$(2,076,807)
Interest Expense	$-	$24,426
Other (Income) Expense	30,063	7,169
Income Tax Provision	$-	$-
Net Income (Loss)	$(3,765,933)	$(2,094,064)
Income (Loss) per Common Share	$(0.45)	$(0.37)

Balance sheet data:

	December 31,
Balance sheet data:	2023	2022
Cash	$6,201,137	$12,181,799
Total Assets	15,164,447	18,583,377
Current Liabilities	$1,519,964	$964,326
Total Liabilities	$1,682,955	$1,451,888

Cash flow data:

	2023	2022
Cash flows data:
Net cash provided by (used in) operating activities	$-5,470,618	$-63,376
Net cash provided by (used in) investing activities	$-484,805	$-689,250
Net cash provided by (used in) financing activities	$-25,240	$12,318,676
Net change in cash and cash equivalents	$-5,980,663	$11,566,050

Other financial data (unaudited)

	Year Ended December 31,
	2023	2022
Other financial data (unaudited):
EBITDA(1)	$(3,242,553)	$(1,631,806)
Adjusted EBITDA(2)	$(3,242,553)	$240,313

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

(3) We believe EBITDA and Adjusted EBITDA are helpful for investors to better understand our underlying business operations. The following table adjusts Net Income (Loss) to EBITDA and Adjusted EBITDA years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023		2022
Reconciliation of EBITDA:
Net Income (Loss)		$(3,765,933)		$(2,094,064)
Add (deduct):	$		$
Interest expense	$			$24,426
Taxes	$		$
Other	$		$
Depreciation & Amortization		$523,380		$437,832
EBITDA(1)		$(3,242,553)		$(1,631,806)
Other adjustments	$			$1,872,119
Adjusted EBITDA(2)		$(3,242,553)		$240,313

Reconciliation of Adjusted EITDA

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis of the results of operations and financial condition of the Company for the years ended December 31, 2023 and 2022 should be read in conjunction with our audited consolidated financial statements and related notes and the description of our business and properties included elsewhere herein.

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

Our sales channels

We generate Sales through Direct Sales Personnel, Distributors and Representatives, and Service Partner Network.

Direct Sales.

Distributors and Reps. All orders are received on a revolving bases in accordance with the Company’s standard Terms and Conditions of Sale. Orders are not cancelable. Orders typically consist of multiple units. Payment terms ate typically net 120 days from transferring the ownership of equipment to the distributor. Revenue is recognized on a “piece by piece” equipment basis after the appropriate transfer of the equipment’s ownership to the distributor. Payments are made by the distributor to the Company when the distributor collects funds from its regional customers or when they have funds available to reduce the outstanding balance. The Company allocates payments in accordance with its accounting practices. Detailed aging is accounted for in the Company’s MRP system – DBA Manufacturing keeping records of all equipment units ever manufactured with coordinating serial numbers. Higher level account related data with payment history is recorded in the Company’s QuickBooks accounting software.

Service Partner Network. The Company started its Service Partners Network (SPN), as a program to mobilize demonstration units to better connect the customers with the technology and product and to help those interested in starting a mobile laser cleaning service or rental service. The Company believes that the SPN will generate equipment sales and also demonstrate the capabilities of the product and the technology. As part of the SPN, the Company’s Marketing group provides leads to the SPN members at a fee that also helps generate long-term revenue opportunities for both the Company and the other SPN members.

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

Major customers. While we would expect to depend on current customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our current customers as a percentage of our annual net sales were 21.54% in 2023. New customers accounted for 78.46% of our net sales in 2023. We seek to add new customers and to expand our relationships with existing customers.

Relationship with distributors. All orders received on revolving bases in accordance with LPC standard Terms and Conditions of Sale. Orders are not cancelable. Payments are made by Distributor to The Company when Distributor collects funds from their regional customers, or then they have funds availability to reduce the outstanding balance. Company allocates payments in accordance with LPC Accounting practices. Detailed aging is accounted in MRP system – DBA Manufacturing keeping records of all equipment units ever manufactured with coordinating serial numbers. Higher level account related data with payment history is recorded in Company’s Quick Books Accounting software.

Distributor Discounts. Distributors and representatives earn various rebates and discounts based on purchase volume commitments and the achievement of certain performance KPIs. The company estimates the amount of discounts based on historical volumes, geographical market, end customer buying potential, and the ordered equipment amount. The company also utilizes various programs to offer volume cash discounts, first customer discounts, or reimburse distributors for certain expenses, mainly associated with warranty, transportation costs, and inventory interest costs incurred by the distributor for limited periods of time, generally up to eighteen months.

Repurchase policy. LPC Operational Management regular conducts evaluation of unsold equipment in Distributors possession and determined what particular units cannot be sold anymore because of the moral aging. However after the manufacturing upgrade it can be added back to the finished goods inventory and sold as a current model. Company can elect to purchase back the above unit at 75% of its value, upgrade hardware and software, and add equipment to the Finished Goods Inventory available for sale.  Repurchase records can be viewed in Repurchase History Records folder.

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

Revenue is then recognized for the transaction price allocated to each respective performance obligation when (or as) the performance obligation is satisfied. For our products, revenue is generally recognized upon shipment or pickup by the customer. At this stage, the title on the manufactured equipment is transferred to the customer, and the customer is responsible for transportation expenses, insurance, and any transport-related damage to the equipment in transit. We do not hold any obligation to deliver beyond the collection warehouse, and it is the customers' contractual responsibility to ensure their goods reach their destination.

Refunds and returns, which are minimal, are recorded as a reduction of revenue. Payments received from customers before satisfying the above criteria are recorded as unearned income on the combined balance sheets.

Payments received as deposits for specific purchase orders or future laser equipment sales to customers are recognized as customer deposits and included in liabilities on the balance sheet. Customer deposits are recognized as revenue when control over the ordered equipment is transferred to the customer.

All revenues are reported net of any sales discounts or taxes.

Other Revenue Recognition Matters related to Distributors

Distributors generally have no right to return unsold equipment. However, in limited circumstances, if the company determines that distributor stock is morally aging beyond the company's new model releases, it may accept returns and provide the distributor with credit against their trading account at the company's discretion under its warranty policy. This revenue is recognized on a consignment basis and transfer of control is when item is sold to end customer at which time the company recognizes revenue.

Inventory.

Inventories are stated at a lower cost or net realizable value using the first-in first-out (FIFO) method. The Company has four principal categories of inventory:

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

Work in process inventory-Work in process inventory consists of inventory that is partially manufactured or not fully assembled as of the date of these financial statements. This equipment, machines, parts, frames, lasers and assemblies are items not ready for use or resale. Costs are accumulated as work in process until sales ready items are compete when it is moved to finished goods inventory. Amounts in this account represent items at various stages of completion at the Registration date. Types of costs allocated to WIP include only cost of materials and finished goods inventory used to manufacture specific product.

Finished goods inventory- Finished goods inventory consists of purchased inventory that was fully manufactured, assembled or in salable condition. Finished goods inventory is comprised of items that are complete and ready for commercial application without further cost other than delivery and setup. Finished goods inventory includes demo and other equipment, lasers, software, machines, parts or assemblies.

On December 31, 2023, and December 31, 2022, respectively, the Company’s inventory consisted of the following:

Inventory is stated at the lower of cost (first-in, first-out method) or market value. Inventory includes parts and components that may be specialized in nature and subject to rapid obsolescence. Company maintains a reserve for excess or obsolete inventory items. Inventories are written off and charged to the cost of goods sold when identified as excess or obsolete. If future sales differ from these forecasts, the valuation of excess and obsolete inventory may change, and additional inventory provisions may be required. Because of our vertical integration, a significant or sudden decrease in sales could result in a significant change in the estimates of excess or obsolete inventory valuation.

On December 31, 2023, the Company recorded $24,216 in inventory obsolescence reserve in comparison to a markdown of $101,698 in the prior year. It was determined there was no further reserve required for the year ended December 31 2022.

Warranty.  We maintain an accrual for warranty claims for units sold that are subject to warranty.

Income Taxes and Deferred Taxes.

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred income taxes. Deferred income taxes are provided on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements and on tax carry forwards. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is provided against deferred income tax assets when it is not more likely than not that the deferred income tax assets will be realized.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2023 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Intangible Assets

Intangible assets consist primarily of capitalized equipment design documentation, software costs for equipment manufactured for sale, research, and development, as well as certain patent, trademark and license costs. Capitalized software and equipment design documentation development costs are recorded in accordance with Accounting Standard Codification (“ASC”) 985 “Software” with costs amortized using the straight-line method over a ten-year period. Patent, trademark and license costs are amortized using the straight-line method over their estimated useful lives of 15 years. On an ongoing basis, management reviews the valuation of intangible assets to determine if there has been impairment by comparing the related assets’ carrying value to the undiscounted estimated future cash flows and/or operating income from related operations.

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

As of December 31, 2023, and December 31, 2022, the Company had $4,279,986 and $2,939,041, respectively of intangible property. Amortization expense for the year ended December 31 2022 was $233,099 and for the year ended December 31 2023 was $255,999.

Results of Operations

Summary of Statements of Operations for the Years Ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Statement of operations data:
Net Sales	$3,939,473	$3,894,901
Cost of Sales	$1,489,458	$1,954,328
Gross Profit	$2,450,015	$1,940,573
Operating Expenses	$6,246,011	$4,017,379
Income (Loss) from Operations	$(3,795,996)	$(2,076,807)
Interest Expense	$-	$24,426
Other (Income) Expense	30,063	7,169
Income Tax Provision	$-	$-
Net Income (Loss)	$(3,765,933)	$(2,094,064)
Income (Loss) per Common Share	$(0.45)	$(0.37)

Revenue

	Jan - Dec 23	Jan - Dec 22	% Change
Sales
Product Sales	$4,520,892	$3,860,922	17.09%
Sales Discounts	$(581,419)	$(123,850)	369.46%
Net Sales	$3,939,473	$3,737,073	5.42%

Gross Product Sales was $4,520,892 for the year ended December 31, 2023 as compared to $3,860,922 for the comparable year ended December 31, 2022, representing a 17.09% increase.  We derive gross sales primarily from the growth was driven by increasing demand for our products, partially offset by declines in average sales prices, the introduction of new products, including laser blasting systems and the development of new applications for our products. Our sales typically are made on a purchase order basis rather than through long-term purchase commitments. We entered into laser equipment sales agreements with customers for specific equipment based on purchase orders and our standard terms and conditions of sale. Our largest sales were to  USSO COM in the amount of $316,000 for the year ended December 31, 2023. However, sales discounts applied in 2023 in the amount of $581.000 in comparison to $123.850 in 2022 reflects the fact of stronger completion on the market and a need for a price adjustment. The net revenue was increase accordingly by $202,400 or 5.4% in the year of 2023 in comparison to 2022.

Sales Pipeline

Our Sales Pipeline at the year end of December 31, 2023 has reached $25,5M in industrial products and $25,2M in Military and Government sales what can support the revenue for up to $10M a year.

Gross Profit

For the year ended December 31, 2023, we reported gross profit in the amount of $2,480,015, or 62.19% of net sales, as compared to $1,947,741 or 50% net sales, in the year ended December 31, 2022. Gross profit is affected by numerous factors, including our module average selling prices, foreign exchange rates, the existence and effectiveness of subsidies and other economic incentives, competitive pressures, market demand, market mix, our manufacturing costs, product development costs, the effective utilization of our production facilities, and the ramp-up of production on new products. Our cost of sales includes the cost of raw materials and components for manufacturing laser systems. We are vertically integrated and currently manufacture all critical components for our products as well as assemble finished products. Our cost of sales also includes direct labor for manufacturing, and manufacturing overhead such as engineering, equipment maintenance, quality and production control, and procurement costs. Cost of sales does not include depreciation of manufacturing plant and equipment and facility-related expenses.

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

Operating Expenses

Operating expenses for the year ended December 31, 2023, were $ 6246,011 as compared to $ $4,017,379 for the year ended December 31, 2022, representing an increase of $ 2,228,632. The following table summarizes the significant changes in operating expenses for the years ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022
Operating Expenses:
Sales & Marketing	$1,996,363	$1,677,976
General & Administrative	1,902,760	894,521
Depreciation & Amortization	523,380	437,832
Payroll Expenses	1,400,951	887,852
Other Expense	220,298	18,397
Research and Development Cost	$202,259	$100,801
Total Operating Expenses	$6,246,011	$4,017,379

We expect recurring selling expenses to increase in the near term to support the planned growth of our business as we expand our sales and marketing efforts. In the future, we expect selling, general, and administrative expense to decline as a percentage of net sales, as our net sales grow beyond the fixed costs of the business.

Net Loss (Income)

Earnings/(Loss) per Share

Basic earnings/(loss) per share is calculated by dividing the earnings/(loss) attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings/(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings/(loss) of the Company. Diluted earnings/(loss) per share is computed by dividing the earnings/(loss) available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. There were 180,000 warrants for shares available to potentially issued at the end of 2023 and 25,000 options on December 31 of 2022.

On December 31, 2023, the Company recorded a $0.45 diluted loss per share, as compared to a $0.37 diluted loss per share on December 31, 2022.

	Year Ended December 31,
	2023	2022
Net Income/(Loss)	$(3,765,932.00)	$(2,094,064.37)
Net Income/(Loss) per Share	$(0.45)	$(0.37)
Weighted Average Shares Outstanding, Basic	8,394,035	5,687,049

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2023 and 2022:

	Year ended December 31
	2023	2022
Net cash provided by Operating Activities	$(5,470,618)	$(63,376)
Net cash provided by Investing Activities	(484,805)	(689,250)
Net cash provided by Financing Activities	$(25,240)	$12,318,676
Net cash increase for period	$(5,980,663)	$11,566,050
Cash at the beginning of period	$12,181,799	$615,749
Cash at end of period	$6,201,136	$12,181,799

As of December 31, 2023, the Company had $ 9,334,504 in current assets, comprised of $ 6,201,137 in cash, $ 816,364 in accounts receivable, and $ 2,277,816 in inventory, as compared to $ 13,721,708 in current assets, comprised of $ 12,181,799 in cash, $ 421,362 in accounts receivable, and $ 1,046,020 in inventory, at December 31, 2022.

As of December 31, 2023, current liabilities totaled $ 1,519,964 as compared to $ 964,326 as of December 31, 2022. As a result, as of December 31, 2023, the Company had $ 7,814,543 in total working capital as compared to $ 12,757,182 at December 31, 2022.

	Year Ended December 31
	2023	2022
Cash And Cash Equivalents	$6,201,137	$12,181,799
Working Capital (excluding cash and cash equivalents)	$1,613,406	$575,383
Total Working Capital	$7,814,543	$12,757,182

We anticipate spending an additional $3M over the next 2 years, to increase our sales and marketing efforts, as well as to increase our manufacturing capacity. While doing so, we expect to return to profitability in 2024. Therefore, we anticipate minimal long-term liquidity needs to support our organic growth, which we expect to achieve using the proceeds of our recent IPO, exclusively.

We must fulfill all of the financial disclosure and reporting requirements of a publicly reporting company. Our management must spend additional time on policies and procedures to ensure compliance with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. The additional corporate governance time required of management could limit the amount of attention management can afford to our business plan, and therefore may delay our anticipated growth plans. Over the next 12 months, we anticipate the marginal cost of being a public company to exceed $750,000.

Operating Lease Right-Of-Use Assets and Lease Liability

Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate is not readily determinable in the Company’s leases, the incremental borrowing rate is used based on the information available at the adoption date in determining the present value of lease payments. The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Options for lease renewals have been excluded from the lease term (and lease liability) for the majority of the Company’s leases as the reasonably certain threshold is not met.

The Company does not own any real property. It currently leases three office/facility spaces. For accounting purposes, this lease is treated as an operating lease.

In October 2021, a lease on 18,000 SF facility was signed with the landlord for three years, terminating on October 31, 2024. The monthly rent for this facility is currently $15,109. The Company entered into a lease for additional 8000 SF of office space adjacent to the original facility for an additional $10,000/ month in October 2023. The combined expense monthly expense is $25,109

In December 2022, we entered into an agreement with 2701 Maitland Building Associates to rent 8,000 sf of additional office space nearby the main facility, for our growing sales and marketing program. The monthly rent for this space is currently $14,805.

The remaining imputed interest on the leasing transactions was less immaterial and the remaining cash payments approximate the recorded liabilities due to the short term nature of the remaining lease term and nature of base rent increases

The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. The weighted average discount rate used for these leases was 6%. imputed interest on the leasing transactions was less immaterial and the remaining cash payments approximate the recorded liabilities due to the short term nature of the remaining lease term and nature of base rent increases

The maturity amounts of our lease liabilities are as follows:

Year ending December 31,	Operating Leases
2024	$434,153
2025	$162,990
Total	$597,143

Off-Balance Sheet Arrangements

As of December 31, 2032, we have not entered any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Legal Proceedings

We expect from time to time to be the subject of various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. As of the date of this report we have not subject to any legal threats, proceedings or lawsuits of any nature.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Laser Photonics Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Laser Photonics Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Laser Photonics Corporation (“the Company”) as of December 31, 2023 and 2022, and the related statements of profit and loss, statement of liability and stockholders’ equity/(deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has history of net losses and accumulated deficits. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Refer to Note 2 to the financial statements

Description of the Critical Audit Matter

The Company has material revenue with a revenue recognition policy in which determining when the performance obligation has been settled and obtaining appropriate and sufficient audit evidence took significant audit effort.

How the Critical Audit Matter was Addressed in the Audit

•

Reviewed the Company's assessment of its revenue recognition policy, independently assessing the Company's conclusion that it is consistent with the principles of ASC 606: Revenue from Contracts with Customers. Traced significant considerations through to the Company's disclosure of its related accounting policy.

•

Testing of a sample of revenue transactions, including sending confirmations, which encompassed transactions near year end, to determine the product has been shipped and recorded in the appropriate period.

Allowance for Uncollectible Accounts – Refer to Note 2 to the financial statements

Description of the Critical Audit Matter

The Company has material accounts receivable for which assessing the potential collectability of accounts may include subjective and potentially complex considerations from management, as well as requiring high degrees of auditor judgment to assess the appropriateness of the audit evidence to support the Company’s assessment.

How the Critical Audit Matter was Addressed in the Audit

•

Obtained an understanding of management's processes and assumptions for developing the allowance for uncollectible accounts receivable and traced significant consideration through to the Company's disclosure of its related accounting policy.

•	Tested the accuracy and completeness of the accounts receivable aging schedules which management utilized in performing analysis of collectability of related balances.

•	Tested subsequent collections for a selection of accounts receivable balances, including both material and immaterial account balances at year end.

•	Confirmed a selection of accounts receivable, including immaterial balances, to determine the completeness and accuracy of accounts receivable balances.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2023.

Spokane, Washington

April 18, 2024

LASER PHOTONICS CORPORATION. FINANCIAL STATEMENTS.

Balance Sheets as of December 31, 2023, and 2022

	Year Ended December 31,
	2023	2022
Assets
Current Assets:
Cash and Cash Equivalents	$6,201,137	$12,181,799
Accounts Receivable, Net	816,364	421,362

Inventory	2,277,816	1,046,020

Other Assets	$39,190	$72,527

Total Current Assets	$9,334,507	$13,721,708

Property, Plant, & Equipment, Net	$952,811	$1,090,556

Intangible Assets, Net	4,279,986	2,939,041

Operating Lease Right-of-Use Asset	$597,143	$832,072

Total Assets	$15,164,447	$18,583,377

Liabilities & Stockholders Equity
Current Liabilities:
Accounts Payable	$223,040	$190,387
Deferred Revenue	701,234	-
Current Portion of Operating Lease	434,152	344,510
Accrued Expenses	$161,538	$429,429
Total Current Liabilities	$1,519,964	$964,326

Long Term Liabilities:
Lease liability - less current	$162,991	$487,562
Total Long Term Liabilities	$162,991	$487,562
Total Liabilities	$1,682,955	$1,451,888

Commitments and Contingencies (Note 3)

Stockholders Equity:
Preferred stock Par value $0.001: 10,000,000 shares authorized. 0 Issued: 0 shares were outstanding as of December 31, 2022, and 2023	$-	$-

Common Stock Par Value $0.001: 100,000,000 shares authorized; 9,253,419 and 7,878,419 issued and outstanding as of December 31, 2023 and 2022.	92,533	$78,783

Additional Paid in Capital	19,097,445	18,140,520

Shares to be issued	-	829,500

Retained Earnings (Deficit)	(5,683,246)	(1,917,315)

Treasury Stock	$(25,240)	$-

Total Stockholders Equity	$13,481,492	$17,131,488

Total Liabilities & Stockholders Equity	$15,164,447	$18,583,376

LASER PHOTONICS CORPORATION. FINANCIAL STATEMENTS.

Statements of Operations for the years ended December 31, 2023, and 2022

	Year Ended December 31,
	2023	2022
Net Sales	$3,939,474	$3,894,901
Cost of Sales	1,489,458	1,954,328
Other Income	-	7,169

Gross Profit	$2,450,016	$1,947,742
Operating Expenses:
Sales & Marketing	$1,996,363	$1,677,976
General & Administrative	1,902,760	894,521
Depreciation & Amortization	523,380	437,832
Payroll Expenses	1,400,951	887,852
Other Expense*	220,298	18,397
Research and Development Cost	$202,259	$100,802
Total Operating Expenses	$6,246,011	$4,017,380
Operating Income (Loss)	$(3,795,995)	$(2,069,638)
Other Income:
Other Income	$30,063	$-
Other Expense:
Interest Expense	$-	$(24,426)
Income (Loss) Before Tax	$(3,765,932)	$(2,094,064)
Tax Provision	-	-
Net Income (Loss)	$(3,765,932)	$(2,094,064)

Income (Loss) per Share:
Basic	$(0.45)	$(0.37)
Fully Diluted	$(0.45)	$(0.37)
Weighted average shares outstanding	8,934,035	5,687,049

*Includes $216,803 of Bad Debt Expense

LASER PHOTONICS CORPORATION. FINANCIAL STATEMENTS.

Statements of Stockholders’ Equity (deficit) for the years ended December 31, 2022 and 2023

	Preferred Stock		Common Stock		Shares to be issued.		Treasury	Additional Paid-in	Accumulated		Accumulated Comprehensive	Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Gain/Deficit		loss	(Deficit)
	#	$	#	$	#	$	$	$	$		$	$

As at December 31, 2021	-	-	4,878,419	$48,783				5,242,832	176,750	$		5,468,365

Net profit									(2,094,064)			(2,094,064)

IPO			3,000,000	30,000				12,897,688				12,927,688

Stock Issued for services					350,000	829,500						829,500

Distributions to affiliate

Stock issued for compensation

As at December 31, 2022			7,878,419	78,783	350,000	829,500		18,140,520	(1,917,314)			17,131,489
Net loss									(3,765,932)			(3,765,932)

Stock Issued for services			350,000	3,500	(350,000)	(829,500)	(25,240)	826,000				(25,240)

Stock Issued for License Agreement			1,000,000	10,000				1,200,000				1,210,000

Distributions to affiliate								(1,214,325)				(1,214,325)

Stock issued for compensation			25,000	250				145,250				145,500

As at December 31, 2023			9,253,419	92,533	-	-	(25,240)	19,097,445	(5,683,246)			13,481,492

See accompanying notes to financial statements F-4

LASER PHOTONICS CORPORATION. FINANCIAL STATEMENTS.

STATEMENTS OF CASH FLOWS

LASER PHOTONICS CORPORATION

STATEMENTS OF CASH FLOWS

DECEMBER 31, 2023 AND DECEMBER 31, 2022

	Year Ended December 31,
	2023	2022
Cash Flows From:
OPERATING ACTIVITIES
Net Income (Loss)	$(3,765,932)	$(2,094,064)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flow from Operating Activities:
Shares issued on conversion of debt	$-	$-
Shares to be issued as consideration for services		829,500
Shares issued for compensation	145,550	-
Distribution to affiliate	(1,214,325)	-
Depreciation & Amortization	523,380	437,832
Net Change, Right-of-Use Asset & Liabilities	(31,775)	-
Accounts Receivable	$(395,002)	$(311,192)
Inventory	(1,231,796)	744,932
Prepaids & Other Current Assets	32,910	(54,722)
Stock Account	-	-
Accounts Payable	32,653	84,894
Accrued Expenses	(267,464)	391,218
21030 Deferred Revenue	701,234	(91,775)
Net Cash From (Used In) Operating Activities	$(5,470,618)	$(63,376)

INVESTING ACTIVITIES
Purchase of Equipment	$(76,636)	$(689,250)
Affiliate companies	-	-
Purchase of R&D Equipment	-	-
Demonstration Equipment	-	-
Purchase of Intangible Assets	(408,169)	-
Net Cash From (Used In) Investing Activities	$(484,805)	$(689,250)

FINANCING ACTIVITIES
Proceeds from (Repayment of) Notes	-	$(261,684)
Proceeds from (Repayment of) PPP Loan		$(317,328)
Dividends Paid	-	-
Proceeds from Sale of Common Stock	$(25,240)	$12,897,688
Net Cash From (Used In) Financing Activities	$(25,240)	$12,318,676
Net Cash Flow for Period	$(5,980,663)	$11,566,050
Cash - Beginning of Period	$12,181,799	$615,749
Cash - End of Period	$6,201,136	$12,181,799
NON-CASH INVESTING AND FINANCING ACTIVITIES
Share issued for purchase of license	$1,210,000	$-
SUPPLEMENTARY CASH FLOW INFORMATION
Cash Received / Paid During the Period for:
Income Taxes	$-	$(109,496)
Interest	$39,509	$(24,426)

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2022, and 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Laser Photonics Corporation (the “Company”) was formed under the laws of Wyoming on November 8, 2019, and changed its domicile to Delaware on March 5, 2020. The Company is a vertically integrated manufacturing company for photonics based industrial products and solutions, primarily disruptive laser cleaning technologies. Its vertically integrated operations allow us to reduce development and advanced laser equipment manufacturing time, offer better prices, control quality, and protect our proprietary knowhow and technology compared to other laser cleaning companies and companies with competing technologies. There is substantial doubt about the ability to continue with sustained operating losses.

Going Concern

The Company has not earned sufficient revenue since inception and has sustained operating losses during the year ended December 31, 2023 mainly due to investments into sales and Marketing Infrastructure. The Company had enough working capital as of December 31, 2023. The Company’s continuation as a going concern is dependent on its ability to generate additional cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required. There is a substantial doubt of the ability to continue is a going concern.

The Company’s accounting year end is December 31.

Restatement of Previously Issued Consolidated Financial Statements

Upon reaudit of 2022 financial statement certain previously reported items have to be restated. Specifically, Revenue and AR previously reported were determined to not be recognizable according to provision ASC606. Additionally, Liability for stock to be issued was determined to not be a liability upon reaudit of financials.

Note 1. Restatement of Previously Issued Financial Statements

(In Millions)

(In Millions)			Restatement
Balance Sheet	As Filed		Adjustments	As Restated
Assets
Cash and cash equivalent		$12,182	$0	$12,182
Accounts receivable, net		$1,347	$-926	$421
Prepaid expenses and other current assets		$0	$0	$0
Inventory		$1,693	$-647	$1,046
Other Assets		$72	$0	$72
Total current assets		$15,294	$-1575	$13,721
PP&E		$1,091	$0	$1,091
Intangible Assets Net		$2,939	$0	$2,939
Operating Lease Right of Use Asset		$832	$0	$832

Total assets		$20,156	$-1575	$18,583

Liabilities
Current Liabilities
Accounts payable		$190	$0	$190
Deferred revenue		$0	$0	$0
Current Portion of Operating Lease		$345	$0	$345
Accrued expenses		$351	$78	$429
Total current liabilities		$886	$78	$964
Long Term Liabilities	$		$	$0
Lease Liability less current		$488	$0	$488
Total Long Term liabilities		$488	$0	$488
Total Liabilitiy		$1,374	$78	$1,452
Stockholders’ Equity	$			0
Preferred Stock		$0	$0	$0
Common Stock		$78	$0	$78
Shares to be issued		$829	$0	$829
Additional paid-in capital		$18,141	$0	$18,141
Retained Earnings		$-720	$-1,197	$-1,917
Total stockholders’ equity		$18,328	$-360	$17,131
Total liabilities and stockholders’ equity		$19,702	$-282	$18,583

			Restatement
(In Millions)	As Filed		Adjustments		As Restated
Statement of operations
Net Sales		$4,955		$-1,061		$3,894
Other income	$			$7		$7
Cost of Sales		$2,088		$-134		$1,954
Gross Profit		$2,867		$-920		$1,947
Operating Expenses:	$		$		$
Sales & Marketing		$1,678		$0		$1,678
General & Administrative		$1,823		$-929		$894
Depreciation & Amortization		$345		$94		$438
Payroll Expenses		$811		$78		$889
Total other Income Expense		$18	$			$18
Research & Development		$100	$			$100
Total Operating Expenses		$4,775		$-757		$4,017
Operating Income (Loss)		$-1,908		$-163		$-2,070
Interest Expense		$-25		$0		$-25
Income (Loss) Before Tax		$-1,933		$-163		$-2,095
Onter income		$7		$-7		$0
Net Income (Loss)		$-1,926		$-170		$-2,095

Income (Loss) per Share
Basic		$-0.18		$-0.17		$-0.37
Diluted		$-0.18		$-0.09		$-0.37

			Restatement
(In Millions)	As Filed		Adjustments	As Restated
Statement of cash flows
OPERATING ACTIVITIES		$-997	$-1,097	$-2,094
Net Income (Loss)	$		$0	0
Adjustments to Reconcile Net Income (Loss) to Net Cash Flow from Operating Activities:		$0	$0	$0
Shares to be issued as consideration for services		$0	$829	829
Depreciation & Amortization		$345	$93	438
Lease liability - less current		$0	$0	0
Operating lease right-of-use		$0	$0	0
Net Change, Right-of-Use Asset & Liabilities		$0	$0	0
Change in Operating Assets & Liabilities:	$		$0	0
Accounts Receivable		$1,263	$-1,574	-311
Inventory		$97	$648	745
Prepaids & Other Current Assets		$77	$-132	-55
Stock Account		$0	$0	0
Accounts Payable		$77	$8	85
Accrued Expenses		$1,181	$-790	391
21030 Deferred Revenue		$0	$-92	-92
24240 Lease liability Current Portion		$0	$173	173
Net Cash From (Used In) Operating Activities		$-737	$673	-64

INVESTING ACTIVITIES		$0	$0	0
Purchase of Equipment		$0	$-689	-689
Leashold improvments		$-17	$17	0
Affiliate companies		$0	$-4	-4
Purchase of R&D Equipment		$0	$0	0
Demonstration Equipment		$0	$0	0
Purchase of Intangible Assets		$-1	$1	0
Net Cash From (Used In) Investing Activities		$-46	$-647	-693

FINANCING ACTIVITIES
Proceeds from (Repayment of) Notes		$-262	$0	-262
Proceeds from (Repayment of) PPP Loan		$-317	$0	-317
Dividends Paid		$0	$0	0
Proceeds from Sale of Common Stock		$12,927	$-30	12,897
Net Cash From (Used In) Financing Activities		$12,348	$-782	11,566
Net Cash Flow for Period		$11,566	$0	11,566
Cash - Beginning of Period		$616	$0	616
Cash - End of Period		$12,182	$0	12,182
NON-CASH INVESTING AND FINANCING ACTIVITIES		$0	$0	0
Shares issued on conversion of debt		$0	$0	0
Shares issued as consideration for services		$0	$0	0
Share issued for purchase of license		$0	$0	0
SUPPLEMENTARY CASH FLOW INFORMATION		$0	$0	0
Cash Received / Paid During the Period for:		$0	$0	0
Income Taxes		$0	$-109	-109
Interest		$0	$-24	-24

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

Assets

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. Company has $6,000,000 in flexible CD account with Bank of America. The terms on this CD if flexible, having a term of 9 months that automatically renews, Full balance and interest can be withdrawn prior to maturity. A penalty of 7 days interest will be imposed for early withdrawals within the first 6 days of the account term.

As of December 31, 2023, and December 31, 2022, the Company had $6,201,137 and $12,181,799 of cash, respectively. We do have bank accounts with exposure $5,951,137 over FDIC insurability of $250,000 as of year-end 2023 and $11,931,799 as of year-end 2022.

Accounts Receivable

Trade accounts receivable are recorded net of allowance for expected uncollectible accounts. The Company extends credit to its customers in the normal course of business and performs on-going credit evaluations of its customers. All accounts, or portions thereof, that are deemed uncollectible are written off to bad debt expense, as incurred. As of December 31, 2023, and December 31, 2022, the Company’s ledger had $ 816,364 and $ 421,362, respectively as a balance for collectible accounts. Allowance and amount recognized as bad debt for 2022 is $18,397 for 2023 is $216,083. In 2023 The Company implemented processes to be in compliance with ASC326. (See Note 2 – Recently Issued Accounting Pronouncements). Bad debt amounts are included as other expenses on the statement of operations.

For the reporting periods of year ending December 31 2022 2 customers totaling (90%) were greater than 10% of open AR. For year ending December 31 2023 3 customers totaling (66%) were greater than 10% of the total amount of AR.

Advertising Expenses

Marketing, advertising and promotion expenditures are expensed in the annual period in which the expenditure is incurred.

Research & Development Expenses

Research & Development expenditures are expensed in the annual period in which the expenditure is incurred.

Stock Based Compensation

The Company accounts for stock-based payments in accordance with the provision of ASC 718, which requires that all share-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the statement of operations based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period.

The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable. The Company issues compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services.

Lease Accounting

The Company leases office space and the production facility under operating lease agreements. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.

Inventory

Inventories are stated at a lower cost or net realizable value using the first-in first-out (FIFO) method. The Company has four principal categories of inventory:

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

Work in process inventory-Work in process inventory consists of inventory that is partially manufactured or not fully assembled as of the date of these financial statements. This equipment, machines, parts, frames, lasers and assemblies are items not ready for use or resale. Costs are accumulated as work in process until sales ready items are compete when it is moved to finished goods inventory. Amounts in this account represent items at various stages of completion at the Registration date. Types of costs allocated to WIP include only cost of materials and finished goods inventory used to manufacture specific product.

Finished goods inventory- Finished goods inventory consists of purchased inventory that was fully manufactured, assembled or in salable condition. Finished goods inventory is comprised of items that are complete and ready for commercial application without further cost other than delivery and setup. Finished goods inventory includes demo and other equipment, lasers, software, machines, parts or assemblies.

On December 31, 2023, and December 31, 2022, respectively, the Company’s inventory consisted of the following:

Inventory	Dec 31, 23	Dec 31, 22
Equipment Parts Inventory	$862,941		$759,930
Finished Goods Inventory	1,033,104		254,656
Sales Demo Inventory	162,958		0
Work in process Inventory	243,029		31,434
Inventory Reserve	$(24,216)	$
Total Inventory	$2,277,816		$1,046,020

Inventory is stated at the lower of cost (first-in, first-out method) or market value. Inventory includes parts and components that may be specialized in nature and subject to rapid obsolescence. Company maintains a reserve for excess or obsolete inventory items. Inventories are written off and charged to the cost of goods sold when identified as excess or obsolete. If future sales differ from these forecasts, the valuation of excess and obsolete inventory may change, and additional inventory provisions may be required. Because of our vertical integration, a significant or sudden decrease in sales could result in a significant change in the estimates of excess or obsolete inventory valuation.

On December 31, 2023, the Company recorded $24,216 in inventory obsolescence reserve in comparison to a markdown of $101,698 in the prior year. It was determined there was no further reserve required for the year ended December 31 2022.

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

Machinery and Equipment

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company will use other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Category	Economic Useful Life
Office furniture and fixtures	3-5 years
Machinery and equipment	5-7 years
Intangible Assets	15 years

	31-Dec
Fixed Assets	2023	2022
Accumulated Depreciation	$(729,956)	$(483,800)
Machinery & Equipment	796,783	797,695
Office Furniture & Computer Equipment	77,487	80,909
Vehicles	90,959	9,989
R&D Equipment	37,973	37,973
Leasehold improvments	31,775	-
Demostration equipment	$647,790	$647,790
Total Fixed Assets	$952,811	$1,090,556

As of December 31, 2023, the Company recorded $ 952,811 of capital assets net of depreciation in comparison to    $1,090,556 recorded on December 31, 2022. Accordingly, depreciation in 2023 was recorded at $267,381in comparison to $204,733in 2022. Updating table for 15 years, Depreciation expense coming from team

Intangible Assets

Intangible assets consist primarily of capitalized equipment design documentation, software costs for equipment manufactured for sale, research, and development, as well as certain patent, trademark and license costs. Capitalized software and equipment design documentation development costs are recorded in accordance with Accounting Standard Codification (“ASC”) 985 “Software” with costs amortized using the straight-line method over a ten-year period. Patent, trademark and license costs are amortized using the straight-line method over their estimated useful lives of 15 years. On an ongoing basis, management reviews the valuation of intangible assets to determine if there has been impairment by comparing the related assets’ carrying value to the undiscounted estimated future cash flows and/or operating income from related operations.

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

As of December 31, 2023, and December 31, 2022, the Company had $4,279,986 and $2,939,041, respectively of intangible property. Amortization expense for the year ended December 31 2022 was $233,099 and for the year ended December 31 2023 was $255,999.

	December 31st
Intangible Assets	2023	2022
Accumulated Amortization	$(725,228)	$(469,229)
Customer Relationships	211,000	211,000
Equipment Design Documentation	2,675,000	2,675,000
Operational Software & Website	339,539	305,470
Trademarks	216,800	216,800
License & Patents	$1,562,875	$-
Total Intangible Assets	$4,279,986	$2,939,041

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

Sales Tax Liability

Sales tax liability is created when the Company sells equipment and services to another entity located in the State of Florida. Currently the sales tax rate in the Company’s County of business is 6.5%. As of December 31, 2023, we had $106 sales tax liability as compared to $0 recorded on December 31, 2022.

Accounts Payable

Accounts payable consist of short-term liability to our vendors and sub-contractors, who extend credit terms to the Company or deliver goods or services with delayed payment terms. As of December 31, 2023, and December 31, 2022, our accounts payable were recorded at $223,040 and $190,387, respectively.

Deferred Revenue

Deferred Revenue is primarily comprised of products that have been made available to key distributors that has not been sold. As of December 31, 2023 the Company had $ 701,234, and December 31, 2022 the Company’s deferred revenue liabilities were recorded at zero.

As of December 31, 2023, there were no loan balances owed by the Company.

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

Earnings/(Loss) per Share

Basic earnings/(loss) per share is calculated by dividing the earnings/(loss) attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings/(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings/(loss) of the Company. Diluted earnings/(loss) per share is computed by dividing the earnings/(loss) available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. There were 180,000 warrants for shares available to potentially issued at the end of 2023 and 25,000 options on December 31 of 2022.

On December 31, 2023, the Company recorded a $0.45 diluted loss per share, as compared to a $0.37 diluted loss per share on December 31, 2022.

Relationship with distributors:

All orders received on a revolving basis in accordance with LPC standard Terms and Conditions of Sale. Orders are not cancelable. Orders typically consist of multiple units. Payment terms ate typically Net 120 days from transferring the ownership of equipment to Distributor. Revenue recognized on a “piece by piece” equipment bases after appropriate transfer equipment ownership to Distributor. Payments are made by Distributor to The Company when Distributor collects funds from their regional customers, or then they have funds availability to reduce the outstanding balance. The company allocates payments in accordance with LPC Accounting practices. Detailed aging is accounted in MRP system – DBA Manufacturing keeping records of all equipment units ever manufactured with coordinating serial numbers. Higher level account related data with payment history is recorded in the Company’s Quick Books Accounting software.

Distributor Discounts

Distributors and representatives earn various rebates and discounts based on purchase volume commitments and the achievement of certain performance KPIs. The company estimates the number of discounts based on historical volumes, geographical market, end customer buying potential, and the ordered equipment amount. The company also utilizes various programs to offer volume cash discounts, first customer discounts, or reimburse distributors for certain expenses, mainly associated with warranty, transportation costs, and inventory interest costs incurred by the distributor for limited periods of time, generally up to eighteen months.

Revenue Recognition Policy

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. The Company’s performance obligation is generally settled with transfer of control to the customer.

Revenue is then recognized for the transaction price allocated to each respective performance obligation when (or as) the performance obligation is satisfied. For our products, revenue is generally recognized upon shipment or pickup by the customer. At this stage, the title on the manufactured equipment is transferred to the customer, and the customer is responsible for transportation expenses, insurance, and any transport-related damage to the equipment in transit. We do not hold any obligation to deliver beyond the collection warehouse

For the year ending December 31 2022 there two customers 2 customers totaling 21% whose revenue was more than 10% and for the year ending December 31 2023 reporting period there were no customers whose revenue was more than 10% of the total revenue.

Payments received as deposits for specific purchase orders or future laser equipment sales to customers are recognized as customer deposits and included in liabilities on the balance sheet. Customer deposits are recognized as revenue when control over the ordered equipment is transferred to the customer.

Refunds and returns, which are minimal, are recorded as a reduction of revenue. Payments received from customers before satisfying the above criteria are recorded as unearned income on the balance sheet.

All revenues are reported in net of any sales discounts or taxes.

Other Distributor related Revenue Recognition Matters

Distributors generally have no right to return unsold equipment. However, in limited circumstances, if the company determines that distributor stock is morally aging beyond the company's new model releases, it may accept returns and provide the distributor with credit against their trading account at the company's discretion under its warranty policy. This revenue is recognized on a consignment basis and transfer of control is when item is sold to end customer at which time the company recognizes revenue.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of December 31, 2022 and 2023, due to the short-term nature of these instruments.

Income Taxes.

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred income taxes. Deferred income taxes are provided on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements and on tax carry forwards. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is provided against deferred income tax assets when it is not more likely than not that the deferred income tax assets will be realized.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2023 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

The provision for income taxes is calculated at a US corporate tax rate of approximately 21% (2022: 21%) as follows:

	2023	2022
	$	$
Expected income tax (expense) recovery from net (income) loss	790,846	439,754
Tax effect of expenses not deductible for income tax:
Annual effect of book/tax differences	3,765,932	2,094,064
Change in the valuation allowance	(4,586,841)	(2,533,818)

Recently Issued Accounting Pronouncements

 From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies that are adopted by the Company as of the specified effective date.

ASU 2016-13 Current Expected Credit Loss (ASC326)

In December 2021, the FASB issued an update to ASU No. 2016-13 the Current Expected Credit Losses (CECL) standard (ASC 326), which is designed to provide greater transparency and understanding of credit risk by incorporating estimated, forward-looking data when measuring lifetime Estimated Credit Losses (ECL) and requires enhanced financial statement disclosures. This guidance was adopted on January 1, 2023, As s a result Allowance and amount recorded for the year 2022 and 2023 is $18,397 and $216,083 accordingly.

The Company evaluates all Accounting Standard Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) for consideration of their applicability. ASUs not included in our disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on our financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS –

ICT Investments owns 4,688,695 shares of the Company’s common stock. Prior to the closing of the Company’s IPO on October 4, 2022, this represented 96.1% of the total shares outstanding. As of December 31, 2022, ICT Investments owns 59.5% of the total shares outstanding. Dmitriy Nikitin is the Managing Partner of ICT Investments and has controlled the Company since its inception. As of the end of 2023 the % is 58.7.%

Since the date of incorporation on November 8, 2019, the Company has engaged in the following transactions with our directors, executive officers, holders of more than 5% of its voting securities, and affiliates or immediately family members of its directors, executive officers, and holders of more than 5% of our voting securities, and its co-founders. The Company believes that all these transactions were on terms as favorable as could have been obtained from unrelated third parties.

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

In April 2023, company issued former CFO 25,000 shares upon departure from the Company.

In October 2023 were issued and transferred 1,000,000 shares to Fonon Technologies Incorporated. In addition, PPE including a Printer, working van, and computer and furniture of $254,327.84 and $900,000 of services were transferred to Fonon in support of this transaction. The total amount of $1,210,000 was distributed in the Equity statement.

During the years ending December 31, 2023, and 2022, the Company paid $108,268 and $133,212, respectively, to Dmitriy Nikitin for advisory fees and allowances. During the years ending December 31, 2023, and 2022, the Company paid $92,526 and $86,914 to ICT Investments for accounting services and SEC filing related work, accordingly. Assets transferred to Fonon include a printer, a van, and computer and furniture to support the agreement.

During the year ending December 31, 2022, the Company paid $86,460 to ICT Investments for product components and raw materials.

NOTE 4 – STOCKHOLDERS’ EQUITY/DEFICIT

General

The following description of our securities and certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws are summaries and are qualified by reference to the amended and restated certificate of incorporation and our bylaws that will be in effect on the closing of this offering. Copies of these documents have been filed with the SEC as exhibits to our registration statement, of which this prospectus forms a part. The descriptions of the Shares, and preferred stock reflect changes to our capital structure that will be in effect on the closing of this offering.

Preferred Stock

●	Par value: $0.001
●	Authorized: 10,000,000
●	Issued: There were no preferred shares issued and outstanding as of December 31, 2022 and 2023

Common Stock

●	Par value: $0.001
●	Authorized: 100,000,000
●	Issued: 7,878,417 shares are outstanding as at December 31, 2022 and 9,253,417 as of December 31, 2023

On February 2nd 2024 17,000 Shares of Common stock were issued to Jade Barnwell, the former Laser Photonics CFO, under the terms of employment.

Warrants

As of December 31 2023 there were 180,000 Warrants Outstanding

Preferred Stock

Shares of preferred stock may be issued from time to time in one or more series as may be determined by the board of directors. The board of directors may fix the designation, powers, preferences, and rights of the shares of each such series and the qualifications, limitations or restrictions thereof without any further vote or action by the stockholders of the Company, except that no holder of preferred stock shall have pre-emptive rights. Any shares of preferred stock so issued would typically have priority over the common stock concerning dividend or liquidation rights. The board of directors does not at present intend to seek stockholder approval prior to any issuance of currently authorized stock unless otherwise required by law.

Common Stock

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights.

Subject to preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to share ratable in dividends, if any, as may be declared from time to time by the board of directors in its discretion from funds legally available therefore.

Holders of common stock have no pre-emptive rights to purchase the Company’s common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock. The Company may issue additional shares of common stock which could dilute its current shareholder’s share value.

2023

During the quarter ended June 30, 2023, the Company issued 350,000 shares of common stock were issued as compensation for services to TraDigital. These were recorded at a fair value based on the market price of the Company’s stock on the date of the agreement.

During the quarter ended June 30, 2023, the Company issued 25,000 shares of common stock were issued as compensation for services to Company former Vice President of Finance Tim Schick. These were recorded at a fair value based on the market price of the Company’s stock on the date of the agreement.

During the quarter ended December 31, 2023, the Company issued 1,000,000 shares of common stock as consideration of the license agreement granted by Fonon Technologies, Inc. These were recorded at a fair value based on the market price of the Company’s stock on the date of the agreement.

2022

On October 4, 2022, we entered into a marketing agreement with TraDigital Marketing Group. In accordance with the contract we will issue to TraDigital in 2023 350,000 shares of our common stock in full satisfaction of the balance due on our agreement, reflected in Accrued Expenses at December 31, 2022 in the amount of $829,500 ($2.37 per share, the company’s closing stock price on the contract date).

During the quarter ended December 31, 2022, the Company issued 3,000,000 shares of common stock as a public float resalted from Company IPO. These were recorded as a paid in capital of the Company’s stock on the date of IPO..

As of December 31, 2023, and 2022, Stockholders’ Equity was $13,481,492 and $17,131,488, respectively.

Treasury Stock repurchase

In October 2023 there were 24,937 shares of treasury stock repurchased totaling $33,560 for the stocks with an additional service charge expense of $250 for a total cost of $33,810

Warrants

On December 12, 2022: 180,000 warrants were issued to the following members of Alexander Capital, the Underwriter of the IPO. The warrants are exercisable at $6.00 per share, between March 28, 2023, and September 29, 2027:

	Execution price	Amount	Total value
Warrants as at December 31, 2022	$6	180,000	1,080,000
Issued		-
Expired		-
Warrants as at December 31, 2023	$6	180,000	1,080,000

There has been no activity as of the end of December 31, 2023

Options

Set forth below is information regarding shares of common stock issued, and options granted, from January 1, 2022, to March 15, 2024:On July 24, 2022: 25,000 Incentive Stock Options (‘ISOs’) were issued to Tim Schick, CFA. The options vest over four (4) years and are exercisable at $5.00 per share. These options were cancelled when Tim Schick was terminated as our CFO on March 27, 2023.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

In October 2021, a lease on 18,000 SF facility was signed with the landlord for three years, terminating on October 31, 2024. The monthly rent for this facility is currently $15,109. The Company entered into a lease for additional 8000 SF of office space adjacent to the original facility for an additional $10,000/ month in October 2023. The combined expense monthly expense is $25,109

In December 2022, we entered into an agreement with 2701 Maitland Building Associates to rent 8,000 sf of additional office space nearby the main facility, for our growing sales and marketing program. The monthly rent for this space is currently $14,805.

As of January 1, 2020, we adopted ASU 2016-02 employing the cumulative-effect adjustment transition method, resulting in the recognition on our balance sheet of $597,143 as a right-of-use asset for operating leases, $434,153 as a current operating lease liability, and $ 162,990 as a lease liability less the current portion.

The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. The weighted average discount rate used for these leases was 6%. imputed interest on the leasing transactions was less immaterial and the remaining cash payments approximate the recorded liabilities due to the short term nature of the remaining lease term and nature of base rent increases

The maturity amounts of our lease liabilities are as follows:

Year ending December 31,	Operating Leases
2024	$434,153
2025	$162,990
Total	$597,143

NOTE 6 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to April 15, 2024, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has the following events to report.

On February 2nd 2024 17,000 Shares of Common stock were issued to Jade Barnwell, the former Laser Photonics CFO, under the terms of employment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded as of December 31, 2023 that the Company’s disclosure controls and procedures were effective as the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2021, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal controls over financial reporting were not effective as of December 31, 2023.

Material weaknesses were identified during the audit time period are tied to:

•	Overall Internal controls over Financial Reporting
•	Revenue Recognition and Supporting Documentation
•	Accounts Payable and Other liabilities
•	Allowance on Accounts Receivable Procedures
•	Equity Transactions

To address these issues Management will address with a plan to improve overall controls and procedures in these respective areas and across the board.

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

Attached as exhibits to this Form 10-K are certifications of Laser Photonics’ Chief Executive Officer (“CEO”) and Principal Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

The following table sets forth information for our executive officers and directors as of April 15, 2024.

Name	Age	Position
Wayne Tupuola	63	President, Chief Executive Officer and Chairman of the Board
		Marketing Director
Arnold Bykov	88	Chief Design Engineer
Shara Pathak	44	Director
Troy Parkos	52	Director
Carlos M. Gonzalez	77	Director
Gennady Korotkov	67	Vice President of Operations
Igor Vodopiyanov	63	Vice President, R&D and Product Development

Wayne Tupuola is President, Chief Executive Officer and the Chairman of the Board. Mr. Tupuola joined an affiliate of ICT Investments as Vice President of Operations in January 2007 and joined us in November 2019. From January 2014 to May 2015, he was acting as an Industrial Consultant for Florida high tech companies. He brought experience based on 15 successful years of C-level management capacity in manufacturing operations, and more than 24 years hands-on experience in the semiconductor, aerospace, food & beverage and commercial industries, including: Sumitomo Corp, the world’s second-largest wafer manufacturer in the semiconductor sector; ON Semiconductor Corp, one of the world’s largest semiconductor component companies; and Thermo-Electron, one of the world’s leading analytical instruments, lab equipment, and industrial equipment manufacturers. From September 2015 to December 2015, he was a Director and Vice President of Operations to an affiliate of Laser Photonics and one of ICT Investment’s portfolio companies, Fonon Corporation. He is currently in charge of all manufacturing and day-to-day business operations of Laser Photonics. Mr. Tupuola is a graduate of the University of Phoenix with a degree in Communications. We believe that his significant management experience with manufacturing operations makes him qualified to be a member of our Board of Directors.

Shara Pathak became a member of our Board of Directors upon our registration statement on SEC Form S-1 being declared effective on September 29, 2022. Since September 1977, Ms. Pathak has been President of Price Chopper Inc., a company involved in the manufacturing and sale on a global basis of wristbands for a variety of businesses and industries. Since January 2020 Ms. Pathak has also served as President of Tap N Go LLC, a software development providing in-house software solutions, hardware and RFID credentials for access control, cashless transactions and data collection at entertainment venues such as amusement parks, fairs and concert halls. Ms. Pathak received her undergraduate degree in Economics from the University of Western Ontario in Canada, her degree in Business Administration from Valencia College and her Bachelor of Science degree in Marketing from the University of Central Florida. We believe that Ms. Pathak is qualified to be a member of our Board of Directors on the basis of her substantial domestic and international business experience which will be important to us as we expand our global business.

Troy Parkos has been a member of the Board since August 15, 2023. Since June 1994, Mr. Parkos has been employed by Fastenal Company, a global distributor of wide-ranging industrial and construction products having annual sales in 2022 of approximately $7 billion. Mr. Parkos started his career at Fastenal Company as a sales representative from 1994 to 1997, becoming a Regional Sales Consultant Manager from 1997 to 2007, a District Manager from 2007 to 2018 and, since 2018, Vice President overseeing approximately 1,000 employees throughout the United States. Mr. Parkos has expertise in industrial sales, operations, and supply chain management, including partnering with Federal Government prime and DOD contractors and dealing with MRO and OEM manufacturers. Mr. Parkos graduated Magna Cum Laude from the University of Wisconsin with a Bachelor of Science in Industrial Technology Management in May 1994. Laser Photonics believes that the expertise that Mr. Parkos has with the procurement processes and supply chains of Fastenal Company’s customer base and experience in managing a large sales force will be valuable to it as it expands its sales.

Carlos M. Gonzalez has been a member of the Board since February 6, 2024. Since August 2013, Mr. Gonzalez has served as Managing Director of Global Pangermex, LLC, a distributor of chemicals for the treatment of fruits and commercial seafood on a global basis, including through access to financial services such as insurance and financing. Mr. Gonzalez concurrently from October 2013 to July 2017 served as the International Trade Finance & Business Development Director for Unified Energy Solutions, Inc., a company assisting medium to large users of energy with the planning, including financing products and services, to provide economically feasible alternative green energy sources of energy using only quality U.S. or European made products.  From April 2009 to September 2013, Mr. Gonzalez was the Business Development Director of Sfinkx Corporation, a manufacturer of high-tech industrial laser equipment and photovoltaic energy-generating equipment. Mr. Gonzalez previously held for over 25 years several executive officer positions with large and medium-sized banks, including Wells Fargo, SunTrust Bank, Banco Popular North America, and Fifth Third Bank. Mr. Gonzalez was an Adjunct Professor of Finance at the University of Central Florida, School of Business Administration, from 1988 to 1995.  Mr. Gonzalez received his B.S. degree in Business Administration from Portland State University with a minor in Finance and Marketing. His professional education includes the U.S. Army Command and General Staff College and the Florida Bankers Association’s International Banking School. He is a Vietnam and Operation Desert Storm veteran, received the U.S. Army Bronze Star Medal, and retired with the rank of Major.

Arnold Bykov joined us in November 2019 as Chief Design Engineer. For the last 25 years, Mr. Bykov has been working in the photonics industry, primarily with ICT Investments and affiliated companies, including being appointed Director and Chief Design Engineer of Fonon Corporation from September 2015 to December 2015, where he developed laser systems for material processing and worked as a design and project engineer supervising design teams. Mr. Bykov is currently responsible for the industrial design and technological process of our laser cleaning technology. Mr. Bykov has devoted 20 years of his engineering career in the development of industrial equipment for high-tech industries. The majority of those developments were prepared for laser cutting technology related products through his work with a team of other ICT engineers during the last 15 years and directly for ICT Investments for the past five years. Mr. Bykov received a number of state awards and certificates of invention for the development of laser cutting technology. He graduated from Minsk Polytechnic University in 1966. We believe that the expertise that Arnold Bykov has in industrial design and engineering makes him a valuable resource of knowledge and qualifies him to be a member of the Board. Mr. Bykov will resign as a member of our Board of Directors at the time this registration statement is declared effective.

Igor Vodopiyanov, PhD, is the Senior Research & Development (R&D) Engineer at Laser Photonics. Dr. Vodopiyanov served as a Research Scientist at Florida Institute of Technology before joining the Laser Photonics R&D team in 2017 as a Subject Matter Expert in the tuning and calibration of laser systems for material processing. Dr. Vodopiyanov conducted research in Particle Physics within CMS (Compact Muon Solenoid) Collaboration at the CERN Large Hadron Collider in Switzerland and managed the Hadron Calorimeter Calibration and Condition Group of the CMS Collaboration, which included the calibration and alignment of Forward Tracking Chambers of CERN’s L3 detector. Dr. Vodopiyanov also carried out research in Particle Physics within L3 Collaboration at the CERN Electron-Positron Collider at Petersburg Nuclear Physics Institute. He earned a Master of Science degree from the M. I. Kalinin Leningrad Polytechnic Institute in Saint Petersburg, Russia, and a PhD in Physics and Mathematics from the V.G. Khlopin Radium Institute in Saint Petersburg, Russia. Dr. Vodopiyanov has over 250 publications to his credit, and he is a Professional Member of the Sigma Pi Sigma honor society within the American Institute of Physics.

Board Composition and Election of Directors

Our Board of Directors is currently authorized to have five members. In accordance with the terms of our current certificate of incorporation and bylaws, the term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified.

Director Independence

We are a “controlled company” under the Nasdaq Marketplace Rules, but we have not exempted ourselves from the requirement to have independent directors and independent compensation and nomination committees. Currently we have three members of our Board of Directors who are independent as defined under Nasdaq Marketplace Rules. Shara Pathak, Troy Parkos and and Carlos M. Gonzalez are all members of our audit committee, our corporate governance and nominating committee and compensation committee in accordance with the Nasdaq listing rules that require that, subject to specified exceptions, each member of a listed company’s audit, compensation and corporate governance and nominating committees be independent.

There are no family relationships among any of our directors or executive officers.

Director Compensation

2023 Director Compensation

Cash Compensation

All non-employee directors are entitled to receive the following cash compensation for their services:

●	$30,000 per year for service as a board member;

All cash payments to non-employee directors who served in the relevant capacity at any point during the immediately preceding prior fiscal quarter will be paid quarterly in arrears. A non-employee director who served in the relevant capacity during only a portion of the prior fiscal quarter will receive a pro-rated payment of the quarterly payment of the applicable cash retainer.

Equity Compensation

Each non-employee director who served as a director during 2021 received an initial grant of non-qualified stock options under our 2021 Plan to purchase 5,500 shares of our common stock, which options vest pro rata on a monthly basis over a period of twelve months from the grant date, subject to the grantee’s continued service through that date. Each non-employee director who served as a director during 2022 received a grant of non-qualified stock options under our 2021 Plan to purchase 5,500 shares of our common stock, which options vest pro rata on a monthly basis over a period of twelve months from the grant date, subject to the grantee’s continued service through that date.

Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our board of directors by our non-employee directors during the year ended December 31, 2023.

(a) Name	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)	(d) Option Awards(1) ($)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
	17,000	—	4,861	—	—	—	21,861
	17,000	—	5,444	—	—	—	22,444
	19,000	—	5,444	—	—	—	24,444
	17,500	—	—	—	—	—	17,500
	10,000	—	6,732	—	—	—	16,732

During 2023, each non-employee member of the Board of Directors received an annual cash fee of $30,000. In addition, since 2023 each non-employee member of the Board of Directors has been issued an annual option grant exercisable for 10,000 shares of our common stock, for a term of one year, vesting monthly over one year of the date of grant.

Controlled Company Exemption

Fonon Corporation, a Delaware corporation that is owned by ICT Investments, owns a majority of the voting power of all outstanding shares of our common stock. As a result, we are a “controlled company” within the meaning of Nasdaq’s corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of its board of directors consist of independent directors and (2) that its board of directors have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. If we utilized these exemptions you may not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. If we cease to be a “controlled company” and our shares continue to be listed on Nasdaq, we will be required to comply with these standards. We have adopted corporate governance standards as though we were not a “controlled company.”

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and responsibilities described below.

Audit Committee

Our audit committee is comprised of Carlos M. Gonzalez, Troy Parkos and Sarah Pathak, each of whom our board has determined is financially literate and qualifies as an independent director under Section 5605(a)(2) and Section 5605(c)(2) of the Nasdaq rules. Mr. Gonzalez is the chairman of our audit committee and he qualifies as an audit committee financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K.

Our audit committee has adopted a written audit committee charter, viewable at https://laserphotonics.com/auditcommittee, that provides that the functions of our audit committee include, among other things:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●

discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing our policies on risk assessment and risk management;

●	reviewing and approving related party transactions;

●

obtaining and reviewing a report by the independent registered public accounting firm, at least annually, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

●

approving (or, as permitted, pre-approving) all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

The Audit Committee has discussed with management and the independent auditor the Company’s annual audited financial statements for the year ended December 31, 2023. The Audit Committee has discussed with Fruci & Associates II, PLLC (“Fruci & Associates”), the Company’s independent auditor for the 2023 fiscal year, matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board and the SEC. The Audit Committee has received written disclosures and letters from Fruci & Associates and has discussed their independence from management and the Company. Based upon the reviews and discussions, the Audit Committee recommended to the Board of Directors that the previously mentioned audit financial statements should be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for filing with the SEC.

Compensation Committee

Our compensation committee is comprised of Shara Pathak, Troy Parkos and Carlos M. Gonzalez. Our board has determined that each of Ms. Pathak, Mr. Parkos and Mr. Gonzalez qualifies as an independent director under Section 5605(a)(2) of the Nasdaq rules and as “non-employee director” for purposes of Section 16b-3 under the Exchange Act and does not have a material relationship with us that would affect their ability to be independent from management in connection with the duties of a compensation committee member, as described in Section 5605(d)(2) of the Nasdaq rules. Ms. Pathak serves as the chairman of our compensation committee.

Our compensation committee has adopted a written compensation committee charter, viewable at https://laserphotonics.com/compensationcommittee, that provides that the functions of our compensation committee include, among other things:

●	reviewing and approving, or recommending to our board of directors for approval, the compensation of our executive officers and any compensatory arrangement with our executive officers;

●	reviewing and recommending to our board of directors for approval the compensation of our directors and any changes to their compensation;

●	reviewing and approving, or recommending to our board of directors for approval, and administering incentive compensation and equity incentive plans; and

●	reviewing and establishing general policies relating to compensation and benefits of our employees and reviewing our overall compensation philosophy.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is comprised of Ms. Pathak, Mr. Parkos and Mr. Gonzalez. Our board has determined that each of Ms. Pathak, Mr. Parkos and Mr. Gonzalez qualifies as an independent director under Section 5605(a)(2) of the Nasdaq rules. Ms. Pathak is the chairman of our nominating and corporate governance committee.

We have adopted a written nominating and corporate governance committee charter, viewable at https://laserphotonics.com/nominatingandgovernance, that provides that the functions of our nominating and corporate governance committee include, among other things:

●	identifying, evaluating and selecting, or making recommendations to our board of directors regarding, nominees for election to our board of directors and its committees;

●	overseeing the evaluation and the performance of our board of directors and of individual directors;

●	considering and making recommendations to our board of directors regarding the composition of our board of directors and its committees;

●	overseeing our corporate governance practices;

●	contributing to succession planning; and

●	developing and making recommendations to our board of directors regarding corporate governance guidelines and matters.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. The full text of our Code of Business Conduct and Ethics is published in the Investors section of our website at www.laserphotonics.com. We intend to disclose any future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on this website within four business days following the date of any such amendment or waiver.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Philosophy

The following is a discussion and analysis of our underlying our policies and decisions with respect to the compensation of our executive officers and what we believe are the most important factors relevant to an analysis of these policies and decisions. We are currently considered a “smaller reporting company” for purposes of the SEC’s executive compensation disclosure rules. Our only “named executive officers” for 2020 and 2021 were Wayne Tupuola and Tatiana Nikitina. The compensation of our named executive officers and our other current executive officers is based on individual terms approved by our Board of Directors. This section highlights key aspects of our compensation program.

Our compensation committee will oversee these compensation policies and, together with our Board of Directors, will periodically evaluate the need for revisions to ensure our compensation program is competitive with the companies with which we compete for executive talent.

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

To achieve these objectives in the future, we expect that our Board of Directors and compensation committee will evaluate our executive compensation program with the goal of setting and maintaining compensation at levels that are justifiable based on each executive’s level of experience, performance and responsibility and that the board believes are competitive with those of other companies in our industry and our region that compete with us for executive talent. In addition, we expect that our executive compensation program will tie a substantial portion of each executive’s overall compensation to key strategic, financial and operational goals. We have provided, and expect to continue to provide, a portion of our executive compensation in the form of stock options and restricted stock that vest over time, which we believe helps to retain our executives and aligns their interests with those of our stockholders by allowing them to participate in the longer term success of our company as reflected in stock price appreciation.

Use of Compensation Consultants and Market Benchmarking

For purposes of determining total compensation and the primary components of compensation for our executive officers in 2020 and 2021, we did not retain the services of a compensation consultant or use survey information or compensation data to engage in benchmarking. In the future, we expect that our compensation committee will consider publicly available compensation data for national and regional companies in the laser cleaning industry to help guide its executive compensation decisions at the time of hiring and for subsequent adjustments in compensation. Even if we retain the services of an independent compensation consultant to provide additional comparative data on executive compensation practices in our industry and to advise on our executive compensation program generally, our Board of Directors and future compensation committee will ultimately make their own decisions about these matters.

Beginning in 2024, we expect that our annual cash bonus program will be based upon the achievement of specified annual corporate and individual goals that will be established in advance by our Board of Directors or compensation committee. We expect that our annual cash bonus program will emphasize pay-for-performance and will be intended to closely align executive compensation with achievement of specified operating results as the amount will be calculated on the basis of percentage of corporate goals achieved. The performance goals established by our compensation committee are based on our business strategy and the objective of building stockholder value. We expect that there will be three steps to determine if and the extent to which an annual cash bonus is payable to a named executive officer. First, at the beginning of the year, our compensation committee will determine the target annual cash incentive award for the named executive officer based on a percentage of the officer’s annual base salary for that year. Second, the compensation committee will establish the specific performance goals, including both corporate and individual objectives, that must be met for the officer to receive the award. Third, shortly after the end of the year, the compensation committee will determine the extent to which these performance goals were met and the amount of the award. Our compensation committee works with our chief executive officer to develop corporate and individual goals that they believe can be reasonably achieved with hard work over the course of the year and will target total cash compensation, consisting of base salaries and target annual cash bonuses.

Stock-Based Awards

Our equity award program is the primary vehicle for offering long-term incentives to our executives. While we do not have any equity ownership guidelines for our executives, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, the vesting feature of our equity awards contributes to executive retention by providing an incentive for our executives to remain in our employ during the vesting period. Currently, our executives are eligible to participate in our 2019 Stock Incentive Plan, which we refer to as the 2019 Plan. Following the consummation of this offering, our employees and executives will be eligible to receive stock-based awards pursuant to our 2019 Plan. Under our 2019 Plan, executives will be eligible to receive grants of stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other stock-based equity awards at the discretion of our Board of Directors.

Our employee equity awards have typically been in the form of stock options. Because our executives profit from stock options only if our stock price increases relative to the stock option’s exercise price, we believe stock options provide meaningful incentives for our executives to achieve increases in the value of our stock over time. While we currently expect to continue to use stock options as the primary form of equity awards that we grant, we may in the future use alternative forms of equity awards, such as restricted stock and restricted stock units. To date, we have generally used equity awards to compensate our executive officers in the form of initial grants in connection with the commencement of employment. In the future, we also generally plan to grant equity awards on an annual basis to our executive officers. We may also make additional discretionary grants, typically in connection with the promotion of an employee, to reward an employee, for retention purposes or in other circumstances recommended by management.

We normally grant stock awards that will vest 25% of the shares on the first anniversary of the grant date and with respect to the remaining shares in approximately equal quarterly installments through the fourth anniversary of the grant date. Vesting cease supon termination of employment and exercise rights cease shortly after termination of employment. Prior to the exercise of a stock option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights or the right to receive dividends or dividend equivalents.

We have granted, and going forward expect to grant, stock options with exercise prices that are set at no less than the fair value of shares of our common stock on the date of grant as determined by our Board of Directors.

Benefits and Other Compensation

We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. Following the consummation of this offering, we expect to maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance, and a 401(k) plan. All of our executives are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees.

In certain circumstances, we award cash signing bonuses or may reimburse relocation expenses when executives first join us. Whether a signing bonus is paid or relocation expenses are reimbursed, and the amount of either such benefit, is determined by our Board of Directors on a case-by-case basis based on the specific hiring circumstances and the recommendation of our chief executive officer.

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

Risk Considerations in Our Compensation Program

Our Board of Directors determines with the Company’s management the philosophy and standards on which our compensation plans are implemented across our Company. It is our belief that our compensation programs do not, and in the future will not, encourage inappropriate actions or risk taking by our executive officers. We do not believe that any risks arising from our employee compensation policies and practices are reasonably likely to have a material adverse effect on our company. In addition, we do not believe that the mix and design of the components of our executive compensation program will encourage management to assume excessive risks. We believe that our current business process and planning cycle fosters the behaviors and controls that would mitigate the potential for adverse risk caused by the action of our executives. We believe that the following aspects of our executive compensation program that we plan to implement will mitigate the potential for adverse risk caused by the action of our executives:

·

annual establishment of corporate and individual objectives for our performance-based cash bonus programs for our executive officers, which we expect to be consistent with our annual operating and strategic plans, designed to achieve the proper risk/reward balance and not require excessive risk taking to achieve;

·

the mix between fixed and variable, annual and long-term and cash and equity compensation, which we expect to be designed to encourage strategies and actions that balance our short-term and long-term best interests; and

·	equity incentive awards that vest over a period of time, which we believe will encourage executives to take a long-term view of our business.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, generally disallows a tax deduction for compensation in excess of $1,000,000 per person paid to a publicly traded company’s chief executive officer and three other most highly paid officers, other than the chief financial officer.

We account for equity compensation paid to our employees in accordance with Financial Accounting Standards Board, or FASB, Accounting Standard Codification Topic 718, Compensation-Stock Compensation, or ASC 718, which requires us to measure and recognize compensation expense in our financial statements for all share-based payments based on an estimate of their fair value over the service period of the award. We record cash compensation as an expense at the time the obligation is accrued.

Summary Compensation Table

The following table reflects compensation paid or awarded to our named executive officers during the fiscal years ended December 31, 2023 and 2022.

SUMMARY COMPENSATION TABLE

Name and Principal Occupation	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards ($)		All Other Compensation ($)	Total($)

Wayne Tupuola,	2022	104,384	0	0	0	0	0	104,384
Chief Executive Officer	2021	73,217	0	0	0	0	0	73,217

Tim Schick,	2022	49,656	0	0	0		0	49,656
CFA[1]	2021	-	0	0	0		0	-

Tim Schick entered into a termination of employment agreement with the Company dated March 27, 2023.

Grants of Plan-Based Awards

In July 2022, Tim Schick, CFA, was granted 25,000 Incentive Stock Options with four-year vesting and an exercise price of $5.00. Those options were cancelled in connection with the termination of employment agreement with the Company dated March 27, 2023. There have not been any additional awards under out 2019 Plan.

Outstanding Equity Awards

There were no outstanding equity awards held by our named executive officers as of December 31, 2023.

 Clawback Policy

In November 2023, our Board of Directors adopted a policy regarding the recovery of erroneously awarded compensation ("Clawback Policy") in accordance with the applicable rules of Nasdaq and Section 10D and Rule 10D-1 of the Securities Exchange Act of 1934, as amended. In the event we are required to prepare an accounting restatement due to material noncompliance with any financial reporting requirements under U.S. securities laws or otherwise erroneous data or if we determine there has been a significant misconduct that causes material financial, operational or reputational harm, we shall be entitled to recover a portion or all of any incentive-based compensation, if any, provided to certain executives who, during a three-year period preceding the date on which an accounting restatement is required, received incentive compensation based on the erroneous financial data that exceeds the amount of incentive-based compensation the executive would have received based on the restatement.

Our Clawback Policy shall be administered by our Compensation Committee, and the Compensation Committee has the authority, in accordance with the applicable laws, rules and regulations, to interpret and make determinations necessary for the administration of the Clawback Policy, and may forego recovery in certain instances, including if it determines that recovery would be impracticable. The full text of our Clawback Policy is included as Exhibit 97.1 to this annual report.

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

Vesting and Exercisability. Options, restricted shares and SARs become vested and exercisable, as applicable, within such periods, or upon such events, as determined by the Administrator in its discretion and as set forth in the related grant agreement. The term of each option is also set by the Administrator. However, a related SAR will be exercisable at the time or times, and only to the extent, that the option is exercisable and will not be transferable except to the extent that the option is transferable. A freestanding SAR will be exercisable as determined by the Administrator but in no event after 10 years from the date of grant.

Exercise Price. Each grant agreement states the related option exercise price, which, in the case of SARs, may not be less than 100% of the fair market value of the Company’s shares of common stock on the date of the grant. The exercise price of an incentive stock option granted to a 10% stockholder may not be less than 110% of the fair market value of shares of the Company’s common stock on the date of grant.

Method of Exercise. The option exercise price is typically payable in cash, common stock or a combination of cash of common stock, as determined by the Administrator, but may also be payable, at the discretion of the Administrator, in a number of other forms of consideration.

Recapitalization; Change of Control.The number of shares subject to any award, and the number of shares issuable under the 2019 Plan, are subject to proportionate adjustment in the event of a stock dividend, spin-off, split-up, recapitalization, merger, consolidation, business combination or exchange of shares and the like. Except as otherwise provided in any written agreement between the participant and the Company in effect when a change in control occurs, in the event an acquiring company does not assume plan awards (i) all outstanding options and SARs shall become fully vested and exercisable; (ii) for performance-based awards, all performance goals or performance criteria shall be deemed achieved at target levels and all other terms and conditions met, with award payout prorated for the portion of the performance period completed as of the change in control and payment to occur within 45 days of the change in control; (iii) all restrictions and conditional applicable to any restricted stock award shall lapse; (iv) all restrictions and conditions applicable to any restricted stock units shall lapse and payment shall be made within 45 days of the change in control; and (v) all other awards shall be delivered or paid within 45 days of the change in control.

Other Provisions. The option grant and exercise agreements authorized under the 2019 Plan, which may be different for each option, may contain such other provisions as the Administrator deems advisable, including without limitation, (i) restrictions upon the exercise of the option and (ii) a right of repurchase in favor of the Company to repurchase unvested shares held by an optionee upon termination of the optionee’s employment at the original purchase price.

Amendment and Termination. The Administrator, to the extent permitted by law, and with respect to any shares at the time not subject to awards, may suspend or discontinue the 2019 Plan or amend the 2019 Plan in any respect; provided that the Administrator may not, without approval of the stockholders, amend the 2019 Plan in a manner that requires stockholder approval.

Recapitalization; Change of Control. The number of shares subject to any award, and the number of shares issuable under the 2019 Plan, are subject to proportionate adjustment in the event of a stock dividend, spin-off, split-up, recapitalization, merger, consolidation, business combination or exchange of shares and the like. Except as otherwise provided in any written agreement between the participant and us in effect when a change in control occurs, in the event an acquiring company does not assume plan awards (i) all outstanding options and SARs shall become fully vested and exercisable; (ii) for performance-based awards, all performance goals or performance criteria shall be deemed achieved at target levels and all other terms and conditions met, with award payout prorated for the portion of the performance period completed as of the change in control and payment to occur within 45 days of the change in control; (iii) all restrictions and conditional applicable to any restricted stock award shall lapse; (iv) all restrictions and conditions applicable to any restricted stock units shall lapse and payment shall be made within 45 days of the change in control; and (v) all other awards shall be delivered or paid within 45 days of the change in control.

Other Provisions. The option grant and exercise agreements authorized under the 2019 Plan, which may be different for each option, may contain such other provisions as the Administrator deems advisable, including without limitation, (i) restrictions upon the exercise of the option and (ii) a right of repurchase in favor of us to repurchase unvested shares held by an optionee upon termination of the optionee’s employment at the original purchase price.

Amendment and Termination of the 2019 Plan. The Administrator, to the extent permitted by law, and with respect to any shares at the time not subject to awards, may suspend or discontinue the 2019 Plan or amend the 2019 Plan in any respect; provided that the Administrator may not, without approval of the stockholders, amend the 2019 Plan in a manner that requires stockholder approval.

Director Compensation

Under our non-employee director compensation policy adopted in November 2023, our independent directors in 2024 will each receive 5,000 shares of restricted stock, as well as be paid $32,000 per year in cash compensation. Additionally, the Company will reimburse them for their reasonable expenses incurred in connection with attending our board of directors and committee meetings. In the future, we may also grant stock options to our independent directors.

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

Certain of our non-employee directors may, through their relationships with their employers, be insured or indemnified against certain liabilities incurred in their capacity as members of our Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2024, certain information concerning the beneficial ownership of our capital stock, including our common stock, and stock options as converted into common stock, by:

•	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;
•	each director;
•	each named executive officer;
•	all of our executive officers and directors as a group; and
•	each person or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws. The applicable percentage ownership before this offering is based on 9,253,419 shares of common stock outstanding as of March 15, 2024. [UPDATE]

Name of Beneficial Owner	No. of Shares	% of Total Shares Outstanding
Named Executive Officers and Directors:
Wayne Tupuola	101,760	2.09%
ICT Investments, LLC (2)	4,688,695	50.67%
Igor Vodopivanof	--	--
Arnold Bykov	46,297	*
Shara Pathak
Troy Parkos	--	--
Carlos M. Gonzalez	--	--
	--	--
All Officers and Directors as a Group		%
*Represents less than 1%

(1)	Unless otherwise indicated, the address of such individual is c/o the Company.

(2)	Dmitriy Nikitin has voting control through his ownership of all membership interests of ICT Investments, LLC and Fonon Corporation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Each of the related party transactions described below was negotiated on an arm’s length basis. We believe that the terms of such agreements are as favorable as those we could have obtained from parties not related to us. The following are summaries of certain provisions of our related party agreements and are qualified in their entirety by reference to all of the provisions of such agreements. Because these descriptions are only summaries of the applicable agreements, they do not necessarily contain all of the information that you may find useful. We therefore urge you to review the agreements in their entirety. Copies of the forms of the agreements have been filed as exhibits to the registration statement and are available electronically on the website of the SEC at www.sec.gov.

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, including those discussed in the sections titled “Management” and “Executive Compensation,” the following is a description of each transaction since January 1, 2021 or any currently proposed transaction in which:

●	we have been or are to be a party to;
●	the amount involved exceeded or exceeds $120,000 or 1% of the average of our total assets as of the end of the last two completed fiscal years; and
●

any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

For information on our compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, see the section titled “Executive Compensation”.

Since December 31, 2022, we have engaged in the following transactions in an amount that exceeds $174,690 (one percent of the average of our total assets for our last two fiscal years) with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities, and our co-founders. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

In September 2022, the Company issued a promissory note to ICT Investments in the principal amount of $100,000 bearing 10% annual interest with a maturity date of September 29, 2023. This note was paid in full as of December 31, 2022.

During the year ending December 31, 2023, the Company paid $92,525.98 to ICT Investments, a company controlled by Dmitriy Nikitin, for accounting services and advisory fees in connection with SEC filings. under the terms of a Services Agreement dated November 16, 2022, between the Company and ICT Investments,

During the year ending December 31, 2023, the Company paid $35,044.92 to Dmitriy Nikitin for providing the personal guaranties and banking relationships for the issuance of credit cards for the Company’s employees under the terms of a Guaranty Agreement dated January 26, 2023 between the Company and Dmitriy Nikitin.

During the year ended December 31, 2023, the Company paid $44,414.28 to Fonon Corporation as a subtenant under the terms of a Sublease Agreement dated October 1, 2022, between the Company and Fonon Corporation.

During the year ended December 31, 2023, the Company paid $ 350,000 to Fonon Technologies, Inc. (“FTI”), a company controlled by ICT Investments, for a worldwide, exclusive license for all commercial and noncommercial applications of FTI’s know-how and trade secrets for High Power Turbo Piercing (“Cold Cutting”) laser cutting equipment and technology under the terms of a License Agreement dated October 18, 2023.

On November 16, 2022, the Company entered into a Transition Service Agreement with Fonon Technologies, Inc. (“FTI”) to have FTI use its status as a registered and active SAM (System for Award Management) registration with the Federal Government to provide marketing and sales services to the Company in securing government and military sales of the Company’s equipment. During 2023 and 2022, FTI sold the Company’s equipment to the U.S. Government and military in the amounts of $55,155 and $309,499, respectively. The Company paid to FTI an amount equal to 6.5% of the total amount of the services provided by FTI in the amount of $3,585.08 in 2023 and $20,117.44 in 2022.

Indemnification

Our certificate of incorporation in effect upon the consummation of this offering provides that we may indemnify our directors and officers to the fullest extent permitted by Delaware law. Our certificate of incorporation provides that we must indemnify our directors and officers to the fullest extent permitted by Delaware law and must advance expenses, including attorneys’ fees, to our directors and officers in connection with legal proceedings, subject to very limited exceptions. In addition, we have entered into indemnification agreements with our directors. See “Compensation Discussion and Analysis-Limitation of Liability and Indemnification” for additional information regarding these indemnification provisions and agreements.

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

●

the purpose of, and the potential benefits to us of, the transaction; and any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

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

●	a transaction that is specifically contemplated by provisions of our charter or bylaws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the compensation committee in the manner specified in its charter.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is Fruci & Associates II, PLLC, Firm ID: ____

Effective October 10, 2023, the Company engaged Fruci & Associates II, PLLC (“Fruci & Associates”) as the Company’s independent registered public accounting firm. The decision to change accountants was approved by the Company’s Audit Committee and Board of Directors.

The following is the breakdown of aggregate fees for the last two fiscal years.

	2023		2022
Audit Fees		$114,500	$153,200
Audit Related Fees	$		$16,914
Tax Fees	$		$6,665
All Other Fees		$114,500	$176,779

It is our policy to engage the principal accounting firm to conduct the financial audit for our company and to confirm prior to such engagement, that such principal accounting firm is independent of our company when required by SEC rules and regulations. All services of the principal accounting firm reflected above were approved by the Board of Directors.

- “Audit Fees” are fees paid for professional services for the audit of our financial statements.

- “Audit-Related fees” are fees paid for professional services not included in the first category, specifically, SAS 100 reviews, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings.

- “Tax Fees” are fees primarily for tax compliance in connection with filing US income tax returns.

- “All other fees” related to the reviews of Registration Statements on Form S-1

Audit Committee Pre-Approval Policies

The charter of our Audit Committee provides that the duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit- related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent registered public accountant. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent registered public accountant, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Code and related regulations.

To the extent deemed appropriate, the Audit Committee may delegate pre-approval authority to the Chairman of the Audit Committee or any one or more other members of the Audit Committee provided that any member of the Audit Committee who has exercised any such delegation must report any such pre-approval decision to the Audit Committee at its next scheduled meeting. The Audit Committee will not delegate the pre-approval of services to be performed by the independent registered public accountant to management.

Our Audit Committee requires that the independent registered public accountant, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

All of the services provided above under the caption “Audit-Related Fees” were approved by our Board of Directors or by our Audit Committee pursuant to our Audit Committee’s pre-approval policies.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES INDEX TO FINANCIAL STATEMENTS

Financial Statements filed as part of this Form 10-K:

Laser Photonics, Corporation December 31, 2023 and 2022 Audited Financial Statements

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

Laser Photonics Corporation

April 16, 2024	By:	/s/Wayne Tupuola
	Name:	Wayne Tupuola
	Title:	President and CEO (Principal Executive Officer)

April 16, 2024	By:	/s/Carlos Sardinas
	Name:	Carlos Sardinas
	Title:	Vice President, Finance (Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ Wayne Tupuola	President and CEO (Principal Executive	April 16, 2024
Wayne Tupuola	Officer) and Director

/s/ Carlos Sardinas	VP, Finance	April 16, 2024
(Principal Financial and Accounting Officer)

/s/ Shara Pathak	Director	April 16, 2024
Shara Pathak

/s/ Troy Parkos	Director	April 16, 2024
Troy Parkos

/s/ Carlos M. Gonzalez	Director	April 16, 2024
Carlos M. Gonzalez

EXHIBIT INDEX

3.1+	Certificate of Incorporation of the Registrant

3.2+	Certificate of Amendment to the Certificate of Incorporation of the Registrant.

3.2+	Bylaws of the Registrant

4.1+	Specimen Stock Certificate evidencing the shares of Common Stock

10.1*+	Laser Photonics Corporation 2019 Stock Incentive Plan

10.2+	Sublease Agreement dated December 1, 2019 between Laser Photonics Corporation and ICT Investments, LLC

10.3+	Exclusive License Agreement dated January 2, 2020 between Laser Photonics Corporation and ICT Investments, LLC

10.4+	Promissory Note dated September 30, 2022 issued by Laser Photonics Corporation to ICT Investments, LLC

14.1	Code of Ethics

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

32.1	Section 1350 Certification of Chief Executive Officer

97.1	Incentive Compensation Recoupment Policy

101.SCH	XBRL Taxonomy Extension Schema Document

101.INS	Instance Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

* Indicates management contract or compensatory plan

+ Incorporated by reference to the Company’s Form 10 filed with the Securities and Exchange Commission on April 30, 2020

-Oxley Act of 2002 and is not being filed as a separate disclosure document.

