Form 10-Q
period 2024-03-31
Laser Photonics Corp
filed 2024-05-15
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 000-56166

Laser Photonics Corporation
(Exact name of registrant as specified in its charter)

Delaware	84-3628771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 N. Keller Road, Suite G Orlando, FL	32810
(Address of Principal Executive Offices)	Zip Code

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

As of May 07, 2024, the registrant had 9,270,427 shares of common stock, par value $.01 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LASER PHOTONICS CORPORATION

CONDENSED BALANCE SHEETS

	As of March 31, 2024	As of December 31, 2023
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and Cash Equivalents	$5,173,125	$6,201,137
Accounts Receivable, Net	443,309	816,364
Inventory	2,167,000	2,277,816

Other Assets	$114,757	$39,190

Total Current Assets	$7,898,191	$9,334,507

Property, Plant, & Equipment, Net	$1,013,638	$952,811

Intangible Assets, Net	4,195,597	4,279,986

Operating Lease Right-of-Use Asset	$477,363	$597,143

Total Assets	$13,584,789	$15,164,447

Liabilities & Stockholders’ Equity
Current Liabilities:
Accounts Payable	$306,302	$223,040
Deferred Revenue	772,686	701,234
Current Portion of Operating Lease	314,373	434,152
Accrued Expenses	$79,007	$161,538
Total Current Liabilities	$1,472,368	$1,519,964

Long Term Liabilities:
Lease liability - less current	$162,991	$162,991
Total Long Term Liabilities	$162,991	$162,991
Total Liabilities	$1,635,359	$1,682,955

Commitments and Contingencies (Note 3)	$-	$-

Stockholders’ Equity:
Preferred stock Par value $0.001: 10,000,000 shares authorized. 0 Issued: 0 shares were outstanding as of March 31, 2024, and December 31, 2023	$-	$-

Common Stock Par Value $0.001: 100,000,000 shares authorized; 9,253,419 and 7,878,419 issued and outstanding as of March 31, 2024, and December 31,2023	92,703	$92,533

Additional Paid in Capital	18,110,923	19,097,445

Retained Earnings (Deficit)	(6,228,956)	(5,683,246)

Treasury Stock	(25,240)	(25,240)

Total Stockholders’ Equity	$11,949,430	$13,481,492

Total Liabilities & Stockholders’ Equity	$13,584,789	$15,164,447

See accompanying notes to financial statements.

LASER PHOTONICS CORPORATION

STATEMENTS OF PROFIT AND LOSS

(UNAUDITED)

	March 31,
	2024		2023
Net Sales		$742,991	$676,192

Cost of Sales		357,123	269,897

Gross Profit		$385,868	$406,295

Operating Expenses:

Sales & Marketing		$136,610	$262,925

General & Administrative		356,265	575,866

Depreciation & Amortization		185,316	83,137

Payroll Expenses		208,455	343,702

Research and Development Cost		$47,691	$40,254

Total Operating Expenses		$934,338	$1,305,882

Operating Income (Loss)		$(548,470)	$(899,588)
Other Income (Expenses):
Total Other Income (Loss)		2,760	(358,017)

Income (Loss) Before Tax		(545,709)	(1,257,605)

Tax Provision	$		$0
Net Income (Loss)		$(545,709)	$(1,257,605)

Income (Loss) per Share:
Basic		$(0.06)	$(0.14)
Diluted		$(0.06)	$(0.14)
WASO		9,270,425	9,008,910

See accompanying notes to financial statements.

LASER PHOTONICS CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	March 31,
	2024		2023
Cash Flows From:
OPERATING ACTIVITIES
Net Income (Loss)		$(545,709)		$(1,257,605)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flow from Operating Activities:
Shares issued for compensation		33,336		-
Distribution to affiliate		(1,019,687)		-
Depreciation & Amortization		185,316		83,137
Change in Operating Assets & Liabilities:
Accounts Receivable		$373,055		$319,123
Inventory		110,816		(228,129)
Prepaids & Other Current Assets		(75,565)		(98,942)
Accounts Payable		83,261		218,608
Accrued Expenses		(82,531)		(351,500)
21030 · Deferred Revenue		71,453		-
Net Cash From (Used In) Operating Activities		$(866,257)		$(1,315,308)

INVESTING ACTIVITIES
Purchase of Machinery & Equipment		$(2,869)		$(1,399)
Affiliate companies		(1)		-
Purchase of R&D Equipment		(4,095)		-
Office & Computer Equipment		(3,738)		(49,402)
Leasehold Improvements		(151,052)		-
Net Cash From (Used In) Investing Activities		$(161,754)		$(50,801)

FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	$		$
Net Cash From (Used In) Financing Activities		$0		$0
Net Cash Flow for Period		$(1,028,011)		$(1,366,109)
Cash - Beginning of Period		$6,201,137		$12,181,799
Cash - End of Period		$5,173,126		$10,815,690
NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on conversion of debt		-		-
Share issued for purchase of license		-		-
SUPPLEMENTARY CASH FLOW INFORMATION
Cash Received / Paid During the Period for:
Income Taxes		$-		$-
Interest		$-		$-

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Three months ended March 31, 2024
	Preferred Stock		Common Stock		Shares to be issued.		Treasury Stock	Additional Paid-in Capital	Accumulated Gain	Accumulated Comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	(Deficit)	(Deficit)	(Deficit)	loss	(Deficit)
	#	$	#	$	#	$	$	$	$	$	$

As at December 31, 2023 (Audited)	-	-	9,253,419	92,533	-	-	(25,240)	19,097,445	(5,683,246)	-	13,481,492

Net loss	-	-		-	-	-	-		(545,709)	-	(545,709)

Stock Issued for compensation	-	-	17,008	170	-	-	-	33,165	-	-	33,335

Distributions to affiliate	-	-	-	-	-	-	-	(1,019,687)	-	-	(1,019,687)

Stock issued for compensation
As at March 31, 2024	-	-	9,270,427	92,703	-	-	(25,240)	18,110,923	(6,228,955)	-	11,949,430

	Three months ended March 31, 2023
	Preferred Stock		Common Stock		Shares to be issued.		Treasury Stock	Additional Paid-in Capital	Accumulated Gain	Accumulated Comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	(Deficit)	(Deficit)	(Deficit)	loss	(Deficit)
	#	$	#	$	#	$	$	$	$	$	$

As at December 31, 2022 (Audited)	-	-	7,878,419	78,783	350,000	829,500	-	18,140,520	(1,917,314)	-	17,131,489

Net loss	-	-	-	-	-	-	-	-	(1,257,605)	-	(1,257,605)

As at March 31, 2023	-	-	7,878,419	78,783	350,000	829,500	-	18,140,520	(3,174,919)	-	15,873,884

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 –BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements and notes of Laser Photonics Corporation (the “Company”) are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, those do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the financial statements, notes and significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Equity activity

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

Preferred Stock

●	Par value: $0.001
●	Authorized: 10,000,000
●	Issued: There were no preferred shares issued and outstanding as of March 31, 2024

Common Stock

●	Par value: $0.001
●	Authorized: 100,000,000
●	Issued: 9,270,427 as of March 31, 2024

On February 2nd 2024 17,000 Shares of Common stock were issued to Jade Barnwell, the former Laser Photonics CFO, under the terms of employment.

Warrants

As of March 31, 2024 there were 180,000 Warrants Outstanding

Options

As of March 31, 2024 there were no Options Issued or Outstanding

Restatement of Q1 2023.

Q1 2023 was unaudited and as we were preparing our Q1 2024 filing we noticed the balances in our ledger did not match what was filed. Our system of record current financials is the basis for the financials as they are presented, not the prior Q1 2023 filing.

Restatement of Q1 2023 Reconciliation:

SCHEDULE OF RESTATEMENT OF RECONCILIATION

Note 1. Restatement of Previously Issued Financial Statements Q1 2023

			Restatement
Balance Sheet	As Filed		Adjustments	As Restated
Assets
Cash and cash equivalent		$10,815	$0		$10,816
Accounts receivable, net		$1,747	$-1,645		$102
Prepaid expenses and other current assets		$0	$161		$161
Inventory		$1,951	$-677		$1,274
Total current assets		$14,513	$-2,160		$12,353
Other Assets		$183	$-161		$22
PP&E		$652	$463		$1,115
Intangible Assets Net		$2,882	$0		$2,882
Operating Lease Right of Use Asset		$742	$0		$742
			0
Total assets		$18,972	$-1,858		$17,114

Liabilities
Current Liabilities			0
Accounts payable		$421	$-12		$409
Bofa Master CC 7430	$		$		$11
Deferred revenue		$0	$0		$0
Current Portion of Operating Lease		$345	$0		$345
Accrued expenses		$1,750	$-1,672		$78
Total current liabilities		$2,516	$-1,673		$843
Long Term Liabilities	$		$0	$
Lease Liability less current		$397	$-52		$345
Total Long Term liabilities		$397	$-234		$163
Total Liabilitiy		$2,913	$-1,907		$1,006
Stockholders’ Equity	$
Preferred Stock		$0	$0		$0
Common Stock		$78	$0		$78
Shares to be issued		$0	$830		$830
Additional paid-in capital		$18,141	$0		$18,141
Retained Earnings		$-728	$-1,189		$-1,917
Net Income (Loss)		-1,432	174		-1,258
Total stockholders’ equity		$16,059	$-185		$15,874
Total liabilities and stockholders’ equity		$18,972	$-2,092		$16,880

			Restatement
	As Filed		Adjustments	As Restated
Statement of operations
Net Sales		$1,237	$-561	$676
Other income		$0	$0	$0
Cost of Sales		$241	$29	$270
Gross Profit		$996	$-590	$406
Operating Expenses:
Sales & Marketing		$1,068	$-805	$263
General & Administrative		$1,077	$-501	$576
Depreciation & Amortization		$83	$0	$83
Payroll Expenses		$0	$344	$344
Total other Income Expense	$		$0	$0
Research & Development		$0	$40	$40
Total Operating Expenses		$2,228	$-922	$1,306
Operating Income (Loss)		$-1,232	$332	$-900
Interest Expense		$-200	$200	$0
Income (Loss) Before Tax		$-1,432	$532	$-900
Onter income	$		$-358	$-358
Net Income (Loss)		$-1,432	$174	$-1,258

Income (Loss) per Share
Basic		$-0.18	$0.04	$-0.14
Diluted		$-0.18	$0.04	$-0.14

			Restatement
	As Filed		Adjustments	As Restated
Statement of cash flows
OPERATING ACTIVITIES
Net Income (Loss)		$-1,432	$174	-1,258
Adjustments to Reconcile Net Income (Loss) to Net Cash Flow from Operating Activities:		$0	$0	$0
Shares to be issued as consideration for services		$0	$0	0
Depreciation & Amortization		$83	$0	83
Lease liability - less current		$0	$0	0
Operating lease right-of-use		$0	$0	0
Net Change, Right-of-Use Asset & Liabilities		$0	$0	0
Change in Operating Assets & Liabilities:		$0	$0	0
Accounts Receivable		$-400	$719	319
Other current assets		$-110	110	0
Inventory		$-257	$29	-228
Prepaids & Other Current Assets		$0	$-98	-98
Stock Account		$0	$0	0
Accounts Payable		$230	$-12	218
Accrued Expenses		$570	$-922	-352
21030 · Deferred Revenue		$0	$0	0
24240 · Lease liability Current Portion		$0	$0	0
Net Cash From (Used In) Operating Activities		$-1,316	$0	-1,316

INVESTING ACTIVITIES		$0	$0	0
Purchase of Long term assets		$-51	$49	-2
Leashold improvments	$		$0	0
Office & Computer Equipment		$0	$-49	-49
Purchase of R&D Equipment		$0	$0	0
Demonstration Equipment		$0	$0	0
Purchase of Intangible Assets		$0	$0	0
Net Cash From (Used In) Investing Activities		$-51	$0	-51

FINANCING ACTIVITIES
Proceeds from (Repayment of) Notes		$0	$0	0
Proceeds from (Repayment of) PPP Loan		$0	$0	0
Dividends Paid		$0	$0	0
Proceeds from Sale of Common Stock		$0	$0	0
Net Cash From (Used In) Financing Activities		$0	$0	0
Net Cash Flow for Period		$-1,367	$0	-1,367
Cash - Beginning of Period		$12,182	$0	12,181
Cash - End of Period		$10,816	$0	10,816
NON-CASH INVESTING AND FINANCING ACTIVITIES		$0	$0	0
Shares issued on conversion of debt		$0	$0	0
Shares issued as consideration for services		$0	$0	0
Share issued for purchase of license		$0	$0	0
SUPPLEMENTARY CASH FLOW INFORMATION		$0	$0	0
Cash Received / Paid During the Period for:		$0	$0	0
Income Taxes		$0	$0	0
Interest		$0	$0	0

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & USE OF ESTIMATES.

Our significant accounting policies are provided in “Note 2 – Summary of Significant Accounting Policies” in our Financial Statements 2023 Form 10-K. There have been no material changes to our significant accounting policies from those disclosed in our 2023 Form 10-K for the fiscal year ended December 31, 2023

Stock Based Compensation

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

Revenue is then recognized for the transaction price allocated to each respective performance obligation when (or as) the performance obligation is satisfied. For our products, revenue is generally recognized upon shipment or pickup by the customer. At this stage, the title on the manufactured equipment is transferred to the customer, and the customer is responsible for transportation expenses, insurance, and any transport-related damage to the equipment in transit. We do not hold any obligation to deliver beyond the collection warehouse, and it is the customers’ contractual responsibility to ensure their goods reach their destination.

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

Other Revenue Recognition Matters related to Distributors.

Distributors generally have no right to return unsold equipment. However, in limited circumstances, if the company determines that distributor stock is morally aging beyond the company’s new model releases, it may accept returns and provide the distributor with credit against their trading account at the company’s discretion under its warranty policy. This revenue is recognized on a consignment basis and transfer of control is when an item is sold to end customer at which time the company recognizes revenue.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at a cost, which approximates fair value. The company has $5,039,472 in flexible CD account with Bank of America. The terms on this CD if flexible, having a term of 9 months that automatically renews, Full balance and interest can be withdrawn prior to maturity. A penalty of 7 days interest will be imposed for early withdrawals within the first 6 days of the account term.

Accounts Receivable

Trade accounts receivable are recorded net of allowance for expected uncollectible accounts. The Company extends credit to its customers in the normal course of business and performs on-going credit evaluations of its customers. All accounts, or portions thereof, that are deemed uncollectible are written off to bad debt expense, as incurred. In addition, most sales orders are not accepted without a substantial deposit. As of March 31, 2024, the balance of collectible accounts was $443,309. Allowance and amount recognized as bad debt ask of March 31, 2024 is $183,380

Inventory

Inventories are stated at a lower of cost or net realizable value using the first-in first-out (FIFO) method. The Company has four principal categories of inventory:

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

At March 31, 2024 and December 31, 2023, respectively, our inventory consisted of the following:

Inventory	As of March 31, 2024	As of December 31, 2023
	Unaudited	(Audited)
Equipment Parts Inventory	$947,647	$862,941
Finished Goods Inventory	882,353	1,033,104
Sales Demo Inventory	210,030	162,958
Work in process Inventory	151,186	243,029
Inventory Reserve	-24,216	-24,216
Total Inventory	$2,167,000	$2,277,816

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

Machinery and Equipment

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Category	Economic Useful Life
Office furniture and fixtures	3-5 years
Machinery and equipment	5-7 years
Intangible Assets	7-15 years

	31-Mar
Fixed Assets	2024	2023
Accumulated Depreciation	$(830,883)	$(510,132)
Machinery & Equipment	$799,652	$799,094
Office Furniture & Computer Equipment	$81,225	$130,311
Vehicles	$90,959	$9,989
R&D Equipment	$42,068	$37,973
Leasehold improvments	$182,827	$-
Demostration equipment	$647,790	$647,790
Total Fixed Assets	$1,013,638	$1,115,025

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

	31-Mar
Intangible Assets	2024	2023
Accumulated Amortization	$(809,617)	$(526,034)
Customer Relationships	$211,000	$211,000
Equipment Design Documentation	$2,675,000	$2,675,000
Operational Software & Website	$339,539	$305,470
Trademarks	$216,800	$216,800
License & Patents	$1,562,875	$-
Total Intangible Assets	$4,195,597	$2,882,236

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

NOTE 3 – LEASES

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

	Three Months Ended March 31,
	2024	2023

Operating Lease Expense	$79,847	$90,609

Current Liabilities

Accounts Payable

Accounts payable consist of short-term liability to our vendors and sub-contractors, who extend credit terms to the Company or deliver goods or services with delayed payment terms. As of March 31, 2024, and December 31, 2023, our accounts payable were recorded at $306,301 and $223,040, respectively.

Deferred Revenue

Deferred Revenue is primarily comprised of products that have been made available to key distributors that has not been sold. As of March 31, 2024 the Company had $ 772,686, and December 31, 2023 the Company’s deferred revenue liabilities were recorded $701,234.

As of March 31, 2024, there were no loan balances owed by the Company.

	Three months ended on March 31,
	2024 (Unaudited)	2023 (Unaudited)
Cash flows data:
Net cash provided by (used in) operating activities	$(866,257)	$(1,315,308)
Net cash provided by (used in) investing activities	$(161,754)	$(50,801)
Net cash provided by (used in) financing activities	$0	$0
Net change in cash and cash equivalents	$(1,028,011)	$(1,366,109)

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

Preferred Stock

●	Par value: $0.001
●	Authorized: 10,000,000
●	Issued: There were no preferred shares issued and outstanding as of March 31, 2024

Common Stock

●	Par value: $0.001
●	Authorized: 100,000,000
●	Issued: 9,270,427 as of March 31, 2024

On February 2nd 2024 17,000 Shares of Common stock were issued to Jade Barnwell, the former Laser Photonics CFO, under the terms of employment.

Warrants

As of March 31, 2024 there were 180,000 Warrants Outstanding

Options

As of March 31, 2024 there were no Options Issued or Outstanding

NOTE 5 – RELATED PAETY TRANSACTIONS

ICT Investments provides the Company accounting services and various management services on an as needed basis. For the three months ended March 31, pursuant to an arrangement with ICT Investment, the Company paid in total $23,100 and $68,686, respectively, for various accounting services and management resources. Any distributions between Laser Photonics and ICT must be distributed to affiliate company

ICT Investments owns 4,688,695 shares of the Company’s common stock. Prior to the closing of the Company’s IPO on October 4, 2022, this represented 96.1% of the total shares outstanding. As of December 31, 2022, ICT Investments owns 59.5% of the total shares outstanding. Dmitriy Nikitin is the Managing Partner of ICT Investments and has controlled the Company since its inception. As of the end of 2023 the % is 58.7.%

Since the date of incorporation on November 8, 2019, the Company has engaged in the following transactions with our directors, executive officers, holders of more than 5% of its voting securities, and affiliates or immediately family members of its directors, executive officers, and holders of more than 5% of our voting securities, and its co-founders. The Company believes that all these transactions were on terms as favorable as could have been obtained from unrelated third parties.

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

In October 2023 were issued and transferred 1,000,000 shares to Fonon Technologies Incorporated. In addition, PPE including a Printer, working van, and computer and furniture of $254,327.84 and $900,000 of services were transferred to Fonon in support of this transaction. The total amount of $1,240,000 was distributed in the Equity statement.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Supply Chain. We are experiencing increased lead times for certain parts and components purchased from third party suppliers; particularly electronic components. We, our customers and our suppliers continue to face constraints related to supply chain and logistics, including availability of capacity, materials, air cargo space, sea containers and higher freight rates and import duties. Supply chain and logistics constraints are expected to continue for the foreseeable future and could impact our ability to supply products and our customers’ demand for our product or readiness to accept deliveries. Notwithstanding these effects, we believe we have the ability to meet the near-term demand for our products, but the situation is fluid and subject to change.

Net sales. Our net sales have historically fluctuated from quarter to quarter. The increase or decrease in sales from a prior quarter can be affected by the timing of orders received from customers, the shipment, installation and acceptance of products at our customers’ facilities. Net sales can be affected by the time taken to qualify our products for use in new applications in the end markets that we serve. Our sales cycle varies substantially, ranging from a period of a few weeks to as long as one year or more, but is typically several months. The adoption of our products by a new customer or qualification in a new application can lead to an increase in net sales for a period, which may then slow until we penetrate new markets or obtain new customers.

Our business depends substantially upon capital expenditures by end users, particularly by manufacturers using our products for materials processing, which includes general manufacturing, automotive including electric vehicles (EV), other transportation, aerospace, heavy industry, consumer, semiconductor and electronics. Approximately 92% of our revenues for first quarter of 2022 and 91% of our revenues for the full 2021 fiscal year were from customers using our products for materials processing. Although applications within materials processing are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by end users of materials processing equipment and will be subject to the broader fluctuations of capital equipment spending.

Gross margin. Our total gross margin in any period can be significantly affected by a number of factors, including net sales, production volumes, competitive factors, product mix, and by other factors such as changes in foreign exchange rates relative to the U.S. Dollar. Many of these factors are not under our control. The following are examples of factors affecting gross margin:

● As our products mature, we can experience additional competition which tends to decrease average selling prices and affects gross margin;

● Our gross margin can be significantly affected by product mix. Within each of our product categories, the gross margin is generally higher for devices with greater average power. These higher power products often have better performance, more difficult specifications to attain and fewer competing products in the marketplace;

Selling and Marketing expenses. In the first quarter of 2024, we invested in Selling and Marketing costs in order to support continued growth in the Company. As the secular shift to laser blasting technology matures, our sales growth becomes more susceptible to the cyclical trends typical of capital equipment manufacturers. Accordingly, our future management of and investments in selling and marketing expenses will also be influenced by these trends, although we may still invest in selling and marketing functions to support sales sustainability even in economic down cycles.

Research and development expenses. We plan to continue to invest in research and development to improve our existing laser blasting technology and equipment and develop new products, systems and applications. We believe that these investments will sustain our position as a leader in the laser blasting industry and will support development of new products that can address new markets and growth opportunities. The amount of research and development expense we incur may vary from period to period.

Service of Laser Blasting Equipment

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided and (and used in) operating, investing, and financing activities for the quarter’s ended in March 31, 2024 and March 31, 2023

	Three months ended on March 31,
	2024 (Unaudited)	2023 (Unaudited)
Cash flows data:
Net cash provided by (used in) operating activities	$(866,257)	$(1,315,308)
Net cash provided by (used in) investing activities	$(161,754)	$(50,801)
Net cash provided by (used in) financing activities	$0	$0
Net change in cash and cash equivalents	$(1,028,011)	$(1,366,109)

As of March 31, 2024, the Company had $5,173,126 in cash, $2,725,064 in current assets (without cash and cash equivalents) and $ 1,472,368 in current liabilities.

As a result, on March 31, 2024, the Company had $6,425,822 in total working capital, compared to $11,532,113___ of total working capital on March 31, 2023.

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

Revenues

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

For the three months ending March 31, 2024, we recognized revenue of $742,991, as compared to $676,192 in revenue for the same period in 2023, an increase of $66,799. The increase is primarily due to a step up to higher power units, and the expansion of our reach into foreign markets.

	Three months ending March 31,
	2024	2023
Revenue	$742,991	$676,192

For the three months ending March 31, 2024, our net income was $(545,470) as compared to $(1,257,605) in the same period of 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Summary Financial Information – Non-GAAP EBITDA

	3 Months Ending March 31,
	2024	2023
Other financial data (unaudited):
EBITDA(1)	$(360,394)	$(1,174,468)
Adjusted EBITDA(2)	$(360,394)	$(1,174,468)

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

We believe EBITDA and Adjusted EBITDA are helpful for investors to better understand our underlying business operations. The following table adjusts Net Income to EBITDA and Adjusted EBITDA for the three months ending March 31, 2024, and 2023.

	Three Months Ending March 31,
	2024	2023
Reconciliation of EBITDA:
Net Income (Loss)	$(545,709)	$(1,257,605)
Add (deduct):
Interest expense	-	-
Taxes	-	-
Other	-	-
Depreciation & Amortization	185,316	83,137
EBITDA(1)	(360,394)	(1,174,468)
Other adjustments	$-	$-
Adjusted EBITDA(2)	$(360,394)	$(1,174,468)

Subsequent Events

None

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

Under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our management has evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our CEO and CFO have concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective. Management is implementing controls and procedures during 2024 to bring to effective.

Changes in Internal Controls over Financial Reporting

There was no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial and accounting officer

101*	Inline XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Laser Photonics Corporation

Date: May 15, 2024	By:	/s/ Wayne Tupuola
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By	/s/ Carlos Sardinas
Chief Financial Officer
(Principal Financial and Accounting Officer)

