Form 10-Q/A
period 2024-03-31
Laser Photonics Corp
filed 2024-05-21
CIK 1807887

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

As of May 20, 2024, the registrant had 9,270,427 shares of common stock, par value $.01 per share, issued and outstanding.

EXPLANATORY NOTE

Laser Photonics Corporation (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, as filed with the Securities Exchange Commission on May 15, 2024 (the “Original Filing”) to reflect certain revisions to the Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, among other changes. The Original Filing was inadvertently filed prior to the Company’s outside independent accounting firm having had the opportunity to complete its review. Accordingly, the unaudited interim financial information presented in the Original Filing was not reviewed by the Company’s outside independent accounting firm as required by the rules of the Securities and Exchange Commission and as a result, the Original Filing is considered deficient and the Company is no longer considered to be timely or current in its filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Amendment No. 1 is being filed by the Company to reflect the completed review of the Company’s outside independent accounting firm, Fruci & Associates II, PLLC, which contains certain revised information. Management believes that the interim financial information presented herein fairly presents, in all material respects, the financial condition and results of operations of the Company as of the end of and for the referenced periods and may be relied upon. Except for the absence of this review of the unaudited interim financial information discussed above, the Original Filing and this Amendment No. 1 to the Original Filing fully comply with the requirements of the Exchange Act.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LASER PHOTONICS CORPORATION

CONDENSED BALANCE SHEETS

	As of March 31, 2024	As of December 31, 2023
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and Cash Equivalents	$5,173,125	$6,201,137
Accounts Receivable, Net	443,309	816,364
Inventory	2,167,000	2,277,816

Other Assets	114,759	39,191

Total Current Assets	7,898,193	9,334,508

Property, Plant, & Equipment, Net	1,013,638	952,811

Intangible Assets, Net	4,195,597	4,279,986

Operating Lease Right-of-Use Asset	477,363	597,143

Total Assets	$13,584,791	$15,164,448

Liabilities & Stockholders’ Equity
Current Liabilities:
Accounts Payable	$306,302	$223,040
Deferred Revenue	772,686	701,234
Current Portion of Operating Lease	314,373	434,152
Accrued Expenses	79,007	161,538
Total Current Liabilities	1,472,368	1,519,964

Long Term Liabilities:
Lease liability - less current	162,991	162,991
Total Long Term Liabilities	162,991	162,991
Total Liabilities	1,635,359	1,682,955

Commitments and Contingencies (Note 3)	-	-

Stockholders’ Equity:
Preferred stock Par value $0.001: 10,000,000 shares authorized. 0 Issued: 0 shares were outstanding as of March 31, 2024 and December 31, 2023	-	-

Common Stock Par Value $0.001: 100,000,000 shares authorized; 9,270,427 and 9,253,419 issued and outstanding as of March 31, 2024 and December 31,2023	92,704	92,534

Additional Paid in Capital	18,110,923	19,097,445

Retained Earnings (Deficit)	(6,228,955)	(5,683,246)

Treasury Stock	(25,240)	(25,240)

Total Stockholders’ Equity	11,949,432	13,481,493

Total Liabilities & Stockholders’ Equity	$13,584,791	$15,164,448

See accompanying notes to financial statements.

LASER PHOTONICS CORPORATION

STATEMENTS OF PROFIT AND LOSS

(UNAUDITED)

	March 31,
	2024	2023
Net Sales	$742,991	$676,192

Cost of Sales	357,123	269,897

Gross Profit	385,868	406,295

Operating Expenses:

Sales & Marketing	136,610	262,925

General & Administrative	356,265	575,866

Depreciation & Amortization	185,316	83,137

Payroll Expenses	208,455	343,702

Research and Development Cost	47,691	40,254

Total Operating Expenses	934,338	1,305,882

Operating Income (Loss)	(548,470)	(899,588)
Other Income (Expenses):
Total Other Income (Loss)	2,760	(358,017)

Income (Loss) Before Tax	(545,709)	(1,257,605)

Tax Provision	-	-
Net Income (Loss)	$(545,709)	$(1,257,605)

Income (Loss) per Share:
Basic	$(0.06)	$(0.14)
Fully diluted	$(0.06)	$(0.14)
WASO	9,270,425	9,008,910

See accompanying notes to financial statements.

LASER PHOTONICS CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	March 31,
	2024	2023
Cash Flows From:
OPERATING ACTIVITIES
Net Income (Loss)	$(545,709)	$(1,257,605)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flow from Operating Activities:
Shares issued for compensation	33,336	-
Distribution to affiliate	(1,019,687)	-
Depreciation & Amortization	185,316	83,137
Change in Operating Assets & Liabilities:
Accounts Receivable	373,055	319,123
Inventory	110,816	(228,129)
Prepaids & Other Current Assets	(75,565)	(98,942)
Accounts Payable	83,261	218,608
Accrued Expenses	(82,531)	(351,500)
21030 · Deferred Revenue	71,452	-
Net Cash From (Used In) Operating Activities	(866,258)	(1,315,308)

INVESTING ACTIVITIES
Purchase of Machinery & Equipment	(2,869)	(1,399)
Purchase of R&D Equipment	(4,095)	-
Office & Computer Equipment	(3,739)	(49,402)
Leasehold Improvements	(151,052)	-
Net Cash From (Used In) Investing Activities	(161,755)	(50,801)

FINANCING ACTIVITIES
Proceeds from Sale of Common Stock
Net Cash From (Used In) Financing Activities	-	-
Net Cash Flow for Period	(1,028,012)	(1,366,109)
Cash - Beginning of Period	6,201,137	12,181,799
Cash - End of Period	$5,173,125	$10,815,690
NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on conversion of debt	-	-
Share issued for purchase of license	-	-
SUPPLEMENTARY CASH FLOW INFORMATION
Cash Received / Paid During the Period for:
Income Taxes	-	-
Interest	-	-

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Three months ended March 31, 2024
	Preferred Stock		Common Stock		Shares to be issued.		Treasury Stock	Additional Paid-in Capital	Accumulated Gain	Accumulated Comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	(Deficit)	(Deficit)	(Deficit)	loss	(Deficit)
	#	$	#	$	#	$	$	$	$	$	$

As at December 31, 2023 (Audited)	-	-	9,253,419	92,534	-	-	(25,240)	19,097,445	(5,683,246)	-	13,481,493

Net loss	-	-	-	-	-	-	-	-	(545,709)	-	(545,709)

Stock Issued for compensation	-	-	17,008	170	-	-	-	33,165	-	-	33,335

Distributions to affiliate	-	-	-	-	-	-	-	(1,019,687)	-	-	(1,019,687)

Stock issued for compensation
As at March 31, 2024	-	-	9,270,427	92,704	-	-	(25,240)	18,110,923	(6,228,955)	-	11,949,432

	Three months ended March 31, 2023
	Preferred Stock		Common Stock		Shares to be issued.		Treasury Stock	Additional Paid-in Capital	Accumulated Gain	Accumulated Comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	(Deficit)	(Deficit)	(Deficit)	loss	(Deficit)
	#	$	#	$	#	$	$	$	$	$	$

As at December 31, 2022 (Audited)	-	-	7,878,419	78,783	350,000	829,500	-	18,140,520	(1,917,314)	-	17,131,489

Net loss	-	-	-	-	-	-	-	-	(1,257,605)	-	(1,257,605)

As at March 31, 2023	-	-	7,878,419	78,783	350,000	829,500	-	18,140,520	(3,174,919)	-	15,873,884

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

NOTE 2 – RESTATEMENT of Q1 2023.

Q1 2023 was unaudited and as we were preparing our Q1 2024 filing we noticed the balances in our ledger did not match what was filed. Our system of record current financials is the basis for the financials as they are presented, not the prior Q1 2023 filing. During our re-audit of 2022 financial beginning balances changed impacting the Q1 2023 figures as such the 10Q for 2023 numbers reflected now are different.

The financial statement for the period ending March 31, 2023 have been restated to reflect adjustments identified during 2023 audit. These adjustments relate to various accounts listed in the restatement adjustment column below, resulting in corrections to the previously reports figures. The restatement was deemed necessary to ensure the accuracy and reliability of the financial information presented herein.

Restatement of Q1 2023 Reconciliation:

Restatement of Previously Issued Financial Statements Q1 2023

In thousands

		Restatement
Balance Sheet	As Filed	Adjustments	As Restated
Assets
Cash and cash equivalent	$10,815	$-	$10,816
Accounts receivable, net	1,747	-1,645	102
Prepaid expenses and other current assets	-	161	161
Inventory	1,951	-677	1,274
Total current assets	14,513	-2,160	12,353
Other Assets	183	-161	22
PP&E	652	463	1,115
Intangible Assets Net	2,882	-	2,882
Operating Lease Right of Use Asset	742	-	742
	-	-	-
Total assets	18,972	-1,858	17,114

Liabilities
Current Liabilities	-	-	-
Accounts payable	421	-12	409
Accrued Liabilities	-	-	11
Deferred revenue	-	-	-
Current Portion of Operating Lease	345	-	345
Accrued expenses	1,750	-1,672	78
Total current liabilities	2,516	-1,673	843
Long Term Liabilities	-	-	-
Lease Liability less current	397	-	397
Total Long Term liabilities	397	-	397
Total Liabilitiy	2,913	-1,673	1,240
Stockholders’ Equity
Preferred Stock	-	-	-
Common Stock	78	-	78
Shares to be issued	-	-	830
Additional paid-in capital	18,141	-	18,141
Retained Earnings	-728	-1,189	-1,917
Net Income (Loss)	-1,432	174	-1,258
Total stockholders’ equity	16,059	-185	15,874
Total liabilities and stockholders’ equity	18,972	-1,858	17,114

		Restatement
	As Filed	Adjustments	As Restated
Statement of operations
Net Sales	1,237	-561	676
Other income	-	-	-
Cost of Sales	241	29	270
Gross Profit	996	-590	406
Operating Expenses:
Sales & Marketing	1,068	-805	263
General & Administrative	1,077	-501	576
Depreciation & Amortization	83	-	83
Payroll Expenses	-	344	344
Total other Income Expense	-	-	-
Research & Development	-	40	40
Total Operating Expenses	2,228	-922	1,306
Operating Income (Loss)	-1,232	332	-900
Interest Expense	-200	200	-
Onter income	-	-358	-358
Income (Loss) Before Tax	-1,432	532	-1,258
Net Income (Loss)	-1,432	174	-1,258

Income (Loss) per Share
Basic	-0.18	0.04	-0.14
Diluted	-0.18	0.04	-0.14

		Restatement
	As Filed	Adjustments	As Restated
Statement of cash flows
OPERATING ACTIVITIES
Net Income (Loss)	-1,432	174	-1,258
Adjustments to Reconcile Net Income (Loss) to Net Cash Flow from Operating Activities:	-	-	0
Shares to be issued as consideration for services	-	-	-
Depreciation & Amortization	83	-	83
Lease liability - less current	-	-	-
Operating lease right-of-use	-	-	-
Net Change, Right-of-Use Asset & Liabilities	-	-	-
Change in Operating Assets & Liabilities:	-	-	-
Accounts Receivable	-400	719	319
Other current assets	-110	110	0
Inventory	-257	29	-228
Prepaids & Other Current Assets	-	-99	-99
Stock Account	-	-	0
Accounts Payable	230	-12	219
Accrued Expenses	570	-922	-352
21030 · Deferred Revenue	-	-	-
24240 · Lease liability Current Portion	-	-	-
Net Cash From (Used In) Operating Activities	-1,315	-	-1,315

INVESTING ACTIVITIES			-
Purchase of Long term assets	-51	49	-2
Leasehold improvements	-	-	-
Office & Computer Equipment	-	-49	-49
Purchase of R&D Equipment	-	-	-
Demonstration Equipment	-	-	-
Purchase of Intangible Assets	-	-	-
Net Cash From (Used In) Investing Activities	-51	-	-51

FINANCING ACTIVITIES
Proceeds from (Repayment of) Notes	-	-	-
Proceeds from (Repayment of) PPP Loan	-	-	-
Dividends Paid	-	-	-
Proceeds from Sale of Common Stock	-	-	-
Net Cash From (Used In) Financing Activities	-	-	-
Net Cash Flow for Period	-1,366	-	-1,366
Cash - Beginning of Period	12,182	-	12,182
Cash - End of Period	10,816	-	10,816
NON-CASH INVESTING AND FINANCING ACTIVITIES	-	-	-
Shares issued on conversion of debt	-	-	-
Shares issued as consideration for services	-	-	-
Share issued for purchase of license	-	-	-
SUPPLEMENTARY CASH FLOW INFORMATION	-	-	-
Cash Received / Paid During the Period for:	-	-	-
Income Taxes	-	-	-
Interest	-	-	-

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & USE OF ESTIMATES.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at a cost, which approximates fair value. The company has 5,039,472 in flexible CD account with Bank of America. The terms on this CD if flexible, having a term of 9 months that automatically renews, Full balance and interest can be withdrawn prior to maturity. A penalty of 7 days interest will be imposed for early withdrawals within the first 6 days of the account term.

Accounts Receivable

Trade accounts receivable are recorded net of allowance for expected uncollectible accounts. The Company extends credit to its customers in the normal course of business and performs on-going credit evaluations of its customers. All accounts, or portions thereof, that are deemed uncollectible are written off to bad debt expense, as incurred. In addition, most sales orders are not accepted without a substantial deposit. As of March 31, 2024, the balance of collectible accounts was 443,309. Allowance and amount recognized as bad debt ask of March 31, 2024 is 183,380

Current Liabilities

Accounts Payable

Accounts payable consist of short-term liability to our vendors and sub-contractors, who extend credit terms to the Company or deliver goods or services with delayed payment terms. As of March 31, 2024, and December 31, 2023, our accounts payable were recorded at 306,302 and 223,040, respectively.

Deferred Revenue

Deferred Revenue is primarily comprised of products that have been made available to key distributors that has not been sold. As of March 31, 2024 the Company had 772,686, and December 31, 2023 the Company’s deferred revenue liabilities were recorded 701,234.

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

At March 31, 2024 and December 31, 2023, respectively, our inventory consisted of the following:

	As of March 31, 2024	As of December 31, 2023
Inventory	Unaudited	(Audited)
Equipment Parts Inventory	$947,647	$862,941
Finished Goods Inventory	882,353	1,033,104
Sales Demo Inventory	210,030	162,958
Work in process Inventory	151,186	243,029
Inventory Reserve	-24,216	-24,216
Total Inventory	$2,167,000	$2,277,816

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

Machinery and Equipment

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Category	Economic Useful Life
Office furniture and fixtures	3-5 years
Machinery and equipment	5-7 years
Intangible Assets	7-15 years

Fixed Assets	As of March 31, 2024 (Unaudited)	As of December 31, 2023 (Audited)
Accumulated Depreciation	$(830,883)	$(729,956)
Machinery & Equipment	799,652	796,783
Office Furniture & Computer Equipment	81,225	77,487
Vehicles	90,959	90,959
R&D Equipment	42,068	37,973
Leasehold improvements	182,827	31,775
Demonstration equipment	647,790	647,790
Total Fixed Assets	$1,013,638	$952,811

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

Intangible Assets	As of March 31, 2024 (Unaudited)	As of December 31, 2023 (Audited)
Accumulated Amortization	$(809,617)	$(725,228)
Customer Relationships	211,000	211,000
Equipment Design Documentation	2,675,000	2,675,000
Operational Software & Website	339,539	339,539
Trademarks	216,800	216,800
License & Patents	1,562,875	1,562,876
Total Intangible Assets	$4,195,597	$4,279,987

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

NOTE 4 – STOCKHOLDERS’ EQUITY/DEFICIT

General

The following description of our securities and certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws are summaries and are qualified by reference to the amended and restated certificate of incorporation and our bylaws that will be in effect on the closing of this offering. Copies of these documents have been filed with the SEC as exhibits to our registration statement, of which this prospectus forms a part. The descriptions of the Shares, and preferred stock reflect changes to our capital structure that will be in effect on the closing of this offering. Distributions to affiliate company totaled $1,019,687 to Fonon Corp include sales, marketing, and other shared costs associated with Fonon Corp.

Preferred Stock

●	Par value: 0.001
●	Authorized: 10,000,000
●	Issued: There were no preferred shares issued and outstanding as of March 31, 2024

Common Stock

●	Par value: 0.001
●	Authorized: 100,000,000
●	Issued: 9,270,427 as of March 31, 2024

On February 2nd 2024 17,000 Shares of Common stock were issued to Jade Barnwell, the former Laser Photonics CFO, under the terms of employment at $1.96 per share.

Warrants

As of March 31, 2024 there were 180,000 Warrants Outstanding

Warrants as at December 31, 2023	$6	180,000	1,080,000
Issued		-
Expired		-
Warrants as at March 31, 2024	$6	180,000	1,080,000

Options

As of March 31, 2024 there were no Options Issued or Outstanding

There has been no activity as of the end of December 31, 2023

NOTE 5 – RELATED PAETY TRANSACTIONS

ICT Investments provides the Company accounting services and various management services on an as needed basis. For the three months ended March 31, pursuant to an arrangement with ICT Investment, the Company paid in total 23,100 and 68,686, respectively, for various accounting services and management resources. Any distributions between Laser Photonics and ICT must be distributed to affiliate company.

ICT Investments owns 4,688,695 shares of the Company’s common stock. Prior to the closing of the Company’s IPO on October 4, 2022, this represented 96.1% of the total shares outstanding. As of December 31, 2022, ICT Investments owns 59.5% of the total shares outstanding. Dmitriy Nikitin is the Managing Partner of ICT Investments and has controlled the Company since its inception. As of the end of 2023 the % is 58.7.%.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

In October 2021, a lease on 18,000 SF facility was signed with the landlord for three years, terminating on October 31, 2024. The monthly rent for this facility is currently 15,109. The Company entered into a lease for additional 8000 SF of office space adjacent to the original facility for an additional 10,000/ month in October 2023. The combined expense monthly expense is 25,109.

In December 2022, we entered into an agreement with 2701 Maitland Building Associates to rent 8,000 sf of additional office space nearby the main facility, for our growing sales and marketing program. The monthly rent for this space is currently 14,805.

As of January 1, 2020, we adopted ASU 2016-02 employing the cumulative-effect adjustment transition method, resulting in the recognition on our balance sheet of 597,143 as a right-of-use asset for operating leases, 434,153 as a current operating lease liability, and 162,990 as a lease liability less the current portion.

The maturity amounts of our lease liabilities are as follows:

Year ending December 31,	Operating Leases
2024	434,153
2025	162,990
Total	597,143

	Three Months Ended March 31,
	2024	2023

Operating Lease Expense	79,847	90,609

NOTE 7 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to May 20, 2024, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has the following events to report.

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

Service of Laser Blasting Equipment

Results of Operations

Revenue of $742,991 in the three ended March 31, 2024 as compared to revenue of $676,192 in March 31, 2023, respectively, increased 9.9% the three ended March 31, 2023, respectively. The decrease year-over-year during the three quarters is from the revenue shortfall during the second quarter.

Gross profit for the three March 31, 2024 was $385,868, decreased to 52% gross margin compared to $406,295 in the three months ending March 31, 2023, respectively. While CleanTech made up over 80% of our mix, our gross margin declined by 810 basis points to 52%, due to more CleanTech sales coming in at the lower end of the power spectrum.

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

For the three months ended March 31, 2024, we recorded total expenses of $934,338 as compared to the three months ending in March 31,2023 of $1,305,882. SG&A expenses for the three months ended March 31, 2024, are $492,875. The significant decrease in SG&A is primarily driven by comparative ramp up of costs in 2023 to establish our strategic plan to increase market reach and sales force as part of our Sales & Marketing Development and Investment plan as noted in our previous  10-Q’s in accordance with “Use of Proceeds” as stated in our Form S-1 Registration Statement, coupled with higher personnel costs resulting from additional headcount, professional service fees, SEC compliance costs, bad debt expenses, etc.

Our net loss, for the three months ended March 31, 2024, was $545,709 as compared to net loss of $1,257,605 in the same period of 2023. The decrease in Net loss is primarily due to reigning in Sales and Marketing costs as compared to prior period.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided and (and used in) operating, investing, and financing activities for the quarter’s ended in March 31, 2024 and March 31, 2023

	Three months ended on March 31,
	2024	2023
Net cash provided by (used in) operating activities	$(866,258)	$(1,315,308)
Net cash provided by (used in) investing activities	$(161,755)	$(50,801)
Net cash provided by (used in) financing activities	$-	$-
Net change in cash and cash equivalents	$(1,028,012)	$(1,366,109)
Cash at end of period	$5,173,125	$12,181,799

As of March 31, 2024, the Company had 5,173,126 in cash, 2,725,064 in current assets (without cash and cash equivalents) and 1,472,368 in current liabilities.

As a result, on March 31, 2024, the Company had 6,425,822 in total working capital, compared to 7,814,543___ of total working capital on December 31, 2023.

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

For the three months ending March 31, 2024, we recognized revenue of 742,991, as compared to 676,192 in revenue for the same period in 2023, an increase of 66,799. The increase is primarily due to a step up to higher power units, and the expansion of our reach into foreign markets.

	Three months ending March 31,
	2024 (Unaudited)	2023 (Unaudited)
Revenue	$742,991	$676,192

For the three months ending March 31, 2024, our net income was (545,470) as compared to (1,257,605) in the same period of 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Summary Financial Information – Non-GAAP EBITDA

	3 Months Ending March 31,
	2024 (Unaudited)	2023 (Unaudited)
Other financial data:
EBITDA(1)	$(360,394)	$(1,174,468)
Adjusted EBITDA(2)	$(360,394)	$(1,174,468)

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

	Three Months Ending March 31,
	2024 (Unaudited)	2023 (Unaudited)
Reconciliation of EBITDA:
Net Income (Loss)	$(545,709)	$(1,257,605)
Add (deduct):
Interest expense	-	-
Taxes	-	-
Other	-	-
Depreciation & Amortization	185,316	83,137
EBITDA(1)	(360,394)	(1,174,468)
Other adjustments	$-	$-
Adjusted EBITDA(2)	$(360,394)	$(1,174,468)

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

Laser Photonics Corporation

Date: May 21, 2024	By:	/s/ Wayne Tupuola
President and Chief Executive Officer (Principal Executive Officer)

Date: May 21, 2024	By	/s/ Carlos Sardinas
Chief Financial Officer
(Principal Financial and Accounting Officer)

