Form 10-K/A
period 2023-12-31
Laser Photonics Corp
filed 2024-08-28
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

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

EXPLANATORY NOTE

Laser Photonics Corporation (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities Exchange Commission on April 9, 2024 (the “Original Filing”) to reflect certain revisions to the Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations as a result of the Company’s predecessor auditor, Fruci & Associates II, PLLC (“Fruci”), identifying an adjusting entry that Fruci had proposed and that was posted by the Company that overstated deferred revenue and needed to be corrected as discussed in further detail in Note 7 of this Amendment No. 1. In addition, corrections have been made to the Director Compensation Table and Summary Compensation Table for our named executive officers. The Company is also filing currently dated certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

By introducing our cleaner, safer, energy efficient, and more cost-effective laser-based technologies to replace antiquated hazard-prone abrasives blasting methods—sandblasting, abrasive blasting, grinding, chemical etching and the use of toxic chemical solvents— we believe that we are positioned with the right technology, at the right time, and in the right place to provide the solution that will disrupt the abrasives blasting industry.

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

Below is the description of abbreviations and definitions used in Laser Photonics Laser Blaster products qualification chart:

●	Roughing-Rough surface condition for thick material
●	Mid-Range-Normal level below roughest surface condition for medium material thickness
●	Finishing-Least amount of roughness on a surface for thin materials
●	Gauge-indication of a measurement of industrial materials.
●	Grit-indication of roughness to apply to a surface for preparation prior to coating.
●	CAML-grade of abrasive media used for the sandblasting industry.
●	DPI-Dots per inch
●	LPI-Lines per inch
●	Laser Grade-Designated choice of laser for best results
●	Strip Rate in Ft Squared per hour is calculated as follows: 2X (laser power in KW) / (coating thickness in mils, where one mill= .001), X 60 minutes. Source: Robotic Laser Coating Removal System ESTCP Project WP- 0526 apps.dtic.mil

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

Marketing and Sales

For the year ended December 31, 2023, we employed 8 direct salesmen and 2 distributors in Japan and Australia. 2023 was a year of investments into sales and marketing activity and we invested near $4M in development of sales and marketing operation. Our pipeline We have a marketing and sales budget equal to 10% of our gross sales, and a new product promotional budget of $1.2M for 2024.

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

Primary competitive factors in our markets include:

●	Price and value
●	Ability to design, manufacture, and deliver new products on a cost-effective and timely basis.
●	Ability of our suppliers to produce and deliver components in a timely manner, in the quantity desired and at the budgeted prices
●	Product performance and reliability
●	Service support.
●	Product mix
●	Ability to meet customer specifications.
●	Ability to respond quickly to changes in market demand and technology developments.

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

Government Contracts and Regulations

Our U.S Government business is heavily regulated. We contract with several U.S. Government agencies and entities, principally all branches of the U.S. military. We must comply with, and are affected by, laws and regulations relating to the formation, administration, and performance of U.S. Government contracts. These laws and regulations, among other things:

●	require certification and disclosure of all cost or pricing data in connection with certain types of contract negotiations;

●	impose specific and unique cost accounting practices that may differ from U.S. generally accepted accounting principles (GAAP);

●	impose acquisition regulations, which may change or be replaced over time, that define which costs can be charged to the U.S. Government, how and when costs can be charged, and otherwise govern our right to reimbursement under certain U.S. Government contracts;

●	require specific security controls to protect U.S. Government controlled unclassified information and restrict the use and dissemination of information classified for national security purposes and the export of certain products, services and technical data; and compliance with cyber security regulations by our supply chain; and

●	require the review and approval of contractor business systems, defined in the regulations as: (i) Accounting System; (ii) Estimating System; (iii) Earned Value Management System, for managing cost and schedule performance on certain complex programs; (iv) Purchasing System; (v) Material Management and Accounting System, for planning, controlling and accounting for the acquisition, use, issuing and disposition of material; and (vi) Property Management System.

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

The degree of future protection of our proprietary rights is uncertain. Patent protection may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	we might not have been the first to invent or the first to file the inventions covered by each of our pending patent applications and issued patents;

●	others may be able to make, use, sell, offer to sell or import products that are similar to our products or product candidates but that are not covered by the claims of our patents; others may independently develop similar or alternative technologies or duplicate any of our technologies;

●	the proprietary rights of others may have an adverse effect on our business;

●	any proprietary rights we do obtain may not encompass commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties;

●	any patents we obtain, or our in-licensed issued patents, may not be valid or enforceable; or

●	we may not develop additional technologies or products that are patentable or suitable to maintain as trade secrets.

●	If we or our current licensors or licensees, or any future licensors or licensees, fail to prosecute, maintain and enforce patent protection for our product candidates, our ability to develop and commercialize our product candidates could be harmed and we might not be able to prevent competitors from making, using and selling competing products. This failure to properly protect the intellectual property rights relating to our product candidates could harm our business, financial condition and operating results. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

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

●	Litigation may be necessary to:

●	protect and enforce our patents and any future patents issuing on our patent applications;

●	enforce or clarify the terms of the licenses we have granted or may be granted in the future;

●	protect and enforce trade secrets, know-how and other proprietary rights that we own or have licensed, or may license in the future; or

●	determine the enforceability, scope and validity of the proprietary rights of third parties and defend against alleged patent infringement.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	our ability to execute our business plan and complete prospective acquisitions;
●	changes in our industry;
●	competitive pricing pressures;
●	our ability to obtain working capital financing;
●	additions or departures of key personnel;
●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
●	sales of our common stock (particularly following effectiveness of this Form S-1);
●	operating results that fall below expectations;
●	regulatory developments;
●	economic and other external factors;
●	period-to-period fluctuations in our financial results;
●	our inability to develop or acquire new or needed technologies;
●	the public’s response to press releases or other public announcements by us or third parties, including filings with the SEC;
●	changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;
●	the development and sustainability of an active trading market for our common stock; and
●	any future sales of our common stock by our officers, directors and significant stockholders.

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

On December 12, 2022: 180,000 warrants were issued to the following members of Alexander Capital, the Underwriter of the IPO. The warrants are exercisable at $6.00 per share, between March 28, 2023, and September 29, 2027:

Christopher Carlin -	72,250
Jonathan Gazdak -	55,250
Rocco Guidicipietro	21,250
Joseph Amato -	21,250
Matt Rista -	10,000

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

1,000,000 shares to Fonon

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

Statement of Operations Data:

	Year Ended December 31,
	2023		2022
Statement of operations data:
Net Sales		$3,939,473	$3,894,901
Cost of Sales		$1,041,697	$1,954,328
Gross Profit		$2,897,776	$1,940,573
Operating Expenses		$6,246,011	$4,017,379
Income (Loss) from Operations		$(3,348,235))	$(2,076,807)
Interest Expense	$		$24,426
Other (Income) Expense		30,063	7,169
Income Tax Provision		$-	$-
Net Income (Loss)		$(3,318,172))	$(2,094,064)
Income (Loss) per Common Share		$(0.37))	$(0.37)

Balance sheet data:

	December 31,
Balance sheet data:	2023	2022
Cash	$6,201,137	$12,181,799
Total Assets	15,124,087	18,583,377
Current Liabilities	$1,031,844	$964,326
Total Liabilities	$1,194,835	$1,451,888

Cash flow data:

	2023	2022
Cash flows data:
Net cash provided by (used in) operating activities	$(5,551,337)	$-63,376
Net cash provided by (used in) investing activities	$(484,805)	$-689,250
Net cash provided by (used in) financing activities	$(25,240)	$12,318,676
Net change in cash and cash equivalents	$(6,061,382)	$11,566,050

Other financial data (unaudited)

	Year Ended December 31,
	2023	2022
Other financial data (unaudited):
EBITDA(1)	$(2,794,791))	$(1,631,806)
Adjusted EBITDA(2)	$(2,794,791))	$240,313

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

	Year Ended December 31,
	2023	2022
Reconciliation of EBITDA:
Net Income (Loss)	$(3,318,171))	$(2,094,064)
Add (deduct):	$	$
Interest expense	$-	$24,426
Taxes	$-	$
Other	$-	$
Depreciation & Amortization	$523,380	$437,832
EBITDA(1)	$(2,794,791))	$(1,631,806)
Other adjustments	$-	$1,872,119
Adjusted EBITDA(2)	$(2,794,791))	$240,313

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

Net sales. Net sales generated in 2023 were fairly level across all four quarters, driven by the constant demand for our products in spite of the economic downturn. Sales were unaffected by market pricing pressures, due to our lower prices, quality control, and proprietary knowhow as compared to other laser cleaning companies with competing technologies.[UPDATE]

Gross margin. Our total gross margin in any period can be significantly affected by total net sales in any period, by competitive factors such as product mix, and by other factors, some of which are not under our control. For instance, the gross margin for certain specialty products may be higher because there are fewer or sometimes no equivalent competing products. Further, we expect that some new technologies, products and systems will have returns above our cost of capital but may have gross margins below our corporate average.

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

Revenue is then recognized for the amount of the transaction price allocated to each respective performance obligation when (or as) the performance obligation is satisfied. For our products, revenue is generally recognized on a free on board origin (FOB Origin) basis. This means that revenue is recognized when our products have been manufactured, crated, and placed in the collection warehouse for customer pick-up in accordance with the Customer Quote and Company Terms and Conditions of Sale. At this stage, the title on the manufactured equipment is transferred to the customer, and the customer is responsible for transportation expenses, insurance, and any transport-related damage to the equipment in transit. We do not hold any obligations to deliver beyond the collection warehouse, and it is the customers’ contractual responsibility to ensure their goods reach their final destination.

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

Other Revenue Recognition Matters related to Distributors

Distributors generally have no right to return unsold equipment. However, in limited circumstances, if the company determines that distributor stock is morally aging beyond the company’s new model releases, it may accept returns and provide the distributor with credit against their trading account at the company’s discretion under its warranty policy. This situation may also arise if the business climate suddenly changes in the distributor’s country of operation, and the company determines that older and aged equipment can no longer be sold in a specific geographical area, requiring equipment stock to be upgraded to modern models and capabilities. The company may also be obligated, in the event of default by a distributor, to accept returns of unsold laser equipment under its repurchase commitment to equipment financing providers or directly to the distributor. The repurchase commitment is on an individual piece of equipment basis with a term from the date it is financed by the lending institution through the payment date by the distributor, generally not exceeding 36 months.

The company has excluded sales and other taxes assessed by a governmental authority in connection with revenue-producing activities from the determination of the transaction price for all contracts. The company has not adjusted net sales for the effects of significant repurchase financing activity (e.g., customer default with a financial institution, repurchasing, or warranty replacement) because the period between the transfer of the equipment title and the customer’s payment may exceed 24 months of the equipment warranty period and occur within the maturity of the equipment financial agreement between the customer or distributor and the financial institution.

Inventory. Inventory is stated at the lower of cost (first-in, first-out method) or market value. Inventory includes parts and components that may be specialized in nature and subject to rapid obsolescence. We maintain a reserve for excess or obsolete inventory items. Inventories are written off and charged to cost of goods sold when identified as excess or obsolete. If future sales differ from these forecasts, the valuation of excess and obsolete inventory may change, and additional inventory provisions may be required. Because of our vertical integration, a significant or sudden decrease in sales could result in a significant change in the estimates of excess or obsolete inventory valuation. On December 31, 2023, we recorded an adjustment of $ 24,216.00 for obsolescence.

Warranty. We maintain an accrual for warranty claims for units sold that are subject to warranty.

Investments in SPN: The Company started the Service Partners Network, (or SPN), as a program to mobilize demonstration units as an outreach to better connect the customers with the technology and product. In efforts to help those interested in starting a mobile laser cleaning service or rental service as a member of our Service Partners Network, Company may elect to enter into Co-Investment relationships with potential SPN Partner. Those co-Investments will be recorded in Investment in SPN” Account

Income Taxes and Deferred Taxes. Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. The net operating loss reported in 2023 will be carried forward to subsequent periods. No deferred tax asset has been recorded.

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

Results of Operations

Summary of Statements of Operations for the Years Ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022
Statement of operations data:
Net Sales		$3,939,473	$3,894,901
Cost of Sales		$1,041,697	$1,954,328
Gross Profit		$2,897,776	$1,940,573
Operating Expenses		$6,246,011	$4,017,379
Income (Loss) from Operations		$(3,348,235))	$(2,076,807)
Interest Expense	$		$24,426
Other (Income) Expense		30,063	7,169
Income Tax Provision		$-	$-
Net Income (Loss)		$(3,318,172))	$(2,094,064)
Income (Loss) per Common Share		$(0.37))	$(0.37)

Revenue

	Jan - Dec 23	Jan - Dec 22	% Change
Sales
Product Sales	$4,520,892	$3,860,922	17.09%
Sales Discounts	$(581,419)	$(123,850)	369.46%
Net Sales	$3,939,473	$3,737,073	5.42%

Gross Product Sales was $4,520,892 for the year ended December 31, 2023 as compared to $3,860,922 for the comparable year ended December 31, 2022, representing a 17.09% increase. We derive gross sales primarily from the growth was driven by increasing demand for our products, partially offset by declines in average sales prices, the introduction of new products, including laser blasting systems and the development of new applications for our products. Our sales typically are made on a purchase order basis rather than through long-term purchase commitments. We entered into laser equipment sales agreements with customers for specific equipment based on purchase orders and our standard terms and conditions of sale. Our largest sales were to USSO COM in the amount of $316,000 for the year ended December 31, 2023. However, sales discounts applied in 2023 in the amount of $581.000 in comparison to $123.850 in 2022 reflects the fact of stronger completion on the market and a need for a price adjustment. The net revenue was increased accordingly by $202,400 or 5.4% in the year of 2023 in comparison to 2022.

Sales Pipeline

Our Sales Pipeline at the year end of December 31, 2023 has reached $25,5M in industrial products and $25,2M in Military and Government sales what can support the revenue for up to $10M a year.

Gross Profit

For the year ended December 31, 2023, we reported gross profit in the amount of $2,897,776, or 73.6% of net sales, as compared to $1,947,741 or 50% net sales, in the year ended December 31, 2022. Gross profit is affected by numerous factors, including our module average selling prices, foreign exchange rates, the existence and effectiveness of subsidies and other economic incentives, competitive pressures, market demand, market mix, our manufacturing costs, product development costs, the effective utilization of our production facilities, and the ramp-up of production on new products. Our cost of sales includes the cost of raw materials and components for manufacturing laser systems. We are vertically integrated and currently manufacture all critical components for our products as well as assemble finished products. Our cost of sales also includes direct labor for manufacturing, and manufacturing overhead such as engineering, equipment maintenance, quality and production control, and procurement costs. Cost of sales does not include depreciation of manufacturing plant and equipment and facility-related expenses.

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

Operating Expenses

Operating expenses for the year ended December 31, 2023, were $ 6,246,011 as compared to $ 4,017,379 for the year ended December 31, 2022, representing an increase of $ 2,228,632. The following table summarizes the significant changes in operating expenses for the years ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022
Operating Expenses:
Sales & Marketing	$1,996,363	$1,677,976
General & Administrative	1,902,760	894,521
Depreciation & Amortization	523,380	437,832
Payroll Expenses	1,400,951	887,852
Other Expense	220,298	18,397
Research and Development Cost	$202,259	$100,801
Total Operating Expenses	$6,246,011	$4,017,379

We expect recurring selling expenses to increase in the near term to support the planned growth of our business as we expand our sales and marketing efforts. In the future, we expect selling, general, and administrative expenses to decline as a percentage of net sales, as our net sales grow beyond the fixed costs of the business.

Net Loss (Income)

Net loss for the year ended December 31, 2023, was $ 3,765,933, compared to $ 2, 094,064 for the year ended December 31, 2022. We have spent much of the last two years assembling people and equipment necessary to increase sales and production levels. While our revenue levels increased, our expenses also increased. That coupled with the additional expenses associated with being a public company and our research and development efforts for our new generation of laser blasting equipment, resulted in a net loss for 2023. With these investments, we are building the foundation for our future, not only for our laser blasters, but also for the expansion of our laser equipment for material processing product offering. We continue to deal with the fallout of the global pandemic, as well as the impact of additional costs of growth, but are encouraged by our continued increase in revenue. Basic and dilutive loss per share of common stock increased for the year ended December 31, 2023, to ($0.37) compared to ($0.37) for the year ended December 31, 2022.

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

	Year Ended December 31,
	2023	2022
Net Income/(Loss)	$(3,318,171))	$(2,094,064.37)
Net Income/(Loss) per Share	$(0.37))	$(0.37)
Weighted Average Shares Outstanding, Basic	8,934,035	5,687,049

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2023 and 2022:

	Year ended December 31
	2023	2022
Net cash provided by Operating Activities	$(5,470,618))	$(63,376)
Net cash provided by Investing Activities	(484,805))	(689,250)
Net cash provided by Financing Activities	$(25,240))	$12,318,676
Net cash increase for period	$(5,980,663))	$11,566,050
Cash at the beginning of period	$12,181,799	$615,749
Cash at end of period	$6,201,136	$12,181,799

As of December 31, 2023, the Company had $ 9,334,504 in current assets, comprised of $ 6,201,137 in cash, $ 816,364 in accounts receivable, and $ 2,237,456 in inventory, as compared to $ 13,721,708 in current assets, comprised of $ 12,181,799 in cash, $ 421,362 in accounts receivable, and $ 1,046,020 in inventory, at December 31, 2022.

As of December 31, 2023, current liabilities totaled $ 1,031,844 as compared to $ 964,326 as of December 31, 2022. As a result, as of December 31, 2023, the Company had $ 8,262,303 in total working capital as compared to $ 12,757,182 at December 31, 2022.

	Year Ended December 31
	2023	2022
Cash And Cash Equivalents	$6,201,137	$12,181,799
Working Capital (excluding cash and cash equivalents)	$2,061,166	$575,383
Total Working Capital	$8,262,303	$12,757,182

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Laser Photonics Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Laser Photonics Corporation (“the Company”) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the financial statements, the financial statements have been revised to incorporate changes related to the correction of an error.

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

How the Critical Audit Matter was Addressed in the Audit

●	Reviewed the Company’s assessment of its revenue recognition policy, independently assessing the Company’s conclusion that it is consistent with the principles of ASC 606: Revenue from Contracts with Customers. Traced significant considerations through to the Company’s disclosure of its related accounting policy.

●	Testing of a sample of revenue transactions, including sending confirmations, encompassing transactions near year end, to determine the product has been shipped and recorded in the appropriate period.

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

How the Critical Audit Matter was Addressed in the Audit

●	Tested subsequent collections for a selection of accounts receivable balances, including both material and immaterial account balances at year end.

●	Confirmed a selection of accounts receivable, including immaterial balances, to determine the completeness and accuracy of accounts receivable balances.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2023.

Spokane, Washington

April 16, 2024, except for certain items disclosed in Note 7, as to which the date is August 27, 2024.

LASER PHOTONICS CORPORATION. FINANCIAL STATEMENTS.

Balance Sheets as of December 31, 2023, and 2022

	Year Ended December 31,
	2023	2022
Assets
Current Assets:
Cash and Cash Equivalents	$6,201,137	$12,181,799
Accounts Receivable, Net	816,364	421,362

Inventory	2,237,456	1,046,020

Other Assets	$39,190	$72,527

Total Current Assets	$9,294,147	$13,721,708

Property, Plant, & Equipment, Net	$952,811	$1,090,556

Intangible Assets, Net	4,279,986	2,939,041

Operating Lease Right-of-Use Asset	$597,143	$832,072

Total Assets	$15,124,087	$18,583,377

Liabilities & Stockholders’ Equity
Current Liabilities:
Accounts Payable	$223,040	$190,387
Deferred Revenue	213,114	-
Current Portion of Operating Lease	434,152	344,510
Accrued Expenses	$161,538	$429,429
Total Current Liabilities	$1,031,844	$964,326

Long Term Liabilities:
Lease liability - less current	$162,991	$487,562
Total Long Term Liabilities	$162,991	$487,562
Total Liabilities	$1,194,835	$1,451,888

Commitments and Contingencies (Note 3)	$-	$-

Stockholders’ Equity:
Preferred stock Par value $0.001: 10,000,000 shares authorized. 0 Issued: 0 shares were outstanding as of December 31, 2022, and 2023	$-	$-

Common Stock Par Value $0.001: 100,000,000 shares authorized; 9,253,419 and 7,878,419 issued and outstanding as of December 31, 2023 and 2022.	92,533	$78,783

Additional Paid in Capital	19,097,445	18,140,520

Shares to be issued	-	829,500

Retained Earnings (Deficit)	(5,235,486)	(1,917,315)

Treasury Stock	$25,240	$-

Total Stockholders’ Equity	$13,929,252	$17,131,488

Total Liabilities & Stockholders’ Equity	$15,124,087	$18,583,376

LASER PHOTONICS CORPORATION. FINANCIAL STATEMENTS.

Statements of Operations for the years ended December 31, 2023, and 2022

	Year Ended December 31,
	2023		2022
Net Sales		$3,939,473		$3,894,901

Cost of Sales		1,041,697		1,954,328

Other Income	$			$7,169

Gross Profit		$2,897,776		$1,947,741

Operating Expenses:				$

Sales & Marketing		$1,996,363		$1,677,976

General & Administrative		1,902,760		894,521

Depreciation & Amortization		523,380		437,832

Payroll Expenses		1,400,951		887,852

Other Expense		220,298		18,397

Research and Development Cost		$202,259		$100,801

Total Operating Expenses		$6,246,011		$4,017,379

Operating Income (Loss)		$(3,348,234)		$(2,069,638)
Other Income (Expenses):
Interest Expense		$-		$(24,426)

Total Other Income		$30,063	$

Income (Loss) Before Tax		$(3,318,171)		$(2,094,064)

Tax Provision				$0
Net Income (Loss)		$(3,318,171)		$(2,094,064)

Income (Loss) per Share:
Basic		$(0.37)		$(0.37)
Fully Diluted		$(0.37)		$(0.37)
Weighted Average Shares Outstanding		8,934,035		5,687,049

LASER PHOTONICS CORPORATION. FINANCIAL STATEMENTS.

Statements of Stockholders’ Equity (deficit) for the years ended December 31, 2023 (Restated), and 2022 (Restated)

	Preferred Stock		Common Stock		Shares to be issued.		Treasury	Additional	Accumulated	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Gain/ Deficit	Comprehensive loss	Equity/ (Deficit)
	#	$	#	$	#	$	$	$	$	$	$

As at December 31, 2021	-	-	4,878,419	4,878				5,286,737	176,749		5,468,364

Net profit									(2,094,064)		(2,094,064)

IPO			3,000,000	3,000				12,924,688			12,927,688

Stock Issued for services					350,000	829,500					829,500

Distributions to affiliate

Stock issued for compensation

As at December 31, 2022			7,878,419	7,878	350,000	829,500		18,211,425	(1,917,314)		17,131,488

Net loss									(3,318,171)		(3,318,171)

Stock Issued for services			350,000	350		(829,500)	(25,240)	829,150			(25,240)

Stock Issued for License Agreement			1,000,000	1,000				1,209,000			1,210,000

Distributions to affiliate								(1,214,325)			(1,214,325)

Stock issued for compensation			25,000	25				145,475			145,500

As at December 31, 2023			9,253,419	9,253	-	-	(25,240)	19,180,725	(5,235,485)		13,929,252

See accompanying notes to financial statements F-4

LASER PHOTONICS CORPORATION. FINANCIAL STATEMENTS.

STATEMENTS OF CASH FLOWS

LASER PHOTONICS CORPORATION

STATEMENTS OF CASH FLOWS

DECEMBER 31,2023 AND DECEMBER 31,2022

	Year Ended December 31,
	2023		2022
Cash Flows From:
OPERATING ACTIVITIES
Net Income (Loss)		$(3,318,171)	(2,094,064)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flow from Operating Activities:
Shares issued on conversion of debt	$
Shares to be issued as consideration for services
Shares issued for compensation		145,550
Distribution to affiliate		(1,214,325)
Depreciation & Amortization		523,380
Net Change, Right-of-Use Asset & Liabilities		$(31,775)
Accounts Receivable		$(395,002)
Inventory		(1,191,437)	744,932
Prepaids & Other Current Assets		32,910	(54,722)
Stock Account		-	-
Accounts Payable		32,653	84,894
Accrued Expenses		(267,464)	391,218
21030 Deferred Revenue		213,114	(91,775)
Net Cash From (Used In) Operating Activities		$(5,470,567)	(63,376)

INVESTING ACTIVITIES
Purchase of Equipment		$(76,686)	(689,250)
Affiliate companies		-	-
Purchase of R&D Equipment		-	-
Demonstration Equipment		-	-
Purchase of Intangible Assets		(408,169)	-
Net Cash From (Used In) Investing Activities		$(484,855)	(689,250)

FINANCING ACTIVITIES
Proceeds from (Repayment of) Notes		-	(261,684)
Proceeds from (Repayment of) PPP Loan			(317,328)
Dividends Paid			-
Proceeds from Sale of Common Stock		(25,240)	12,897,688
Net Cash From (Used In) Financing Activities		$(25,240)	12,318,676
Net Cash Flow for Period		$(5,980,662)	11,566,050
Cash - Beginning of Period		$12,181,799	615,749
Cash - End of Period		$6,201,137	12,181,799
NON-CASH INVESTING AND FINANCING ACTIVITIES
Share issued for purchase of license		$1,210,000	-
SUPPLEMENTARY CASH FLOW INFORMATION
Cash Received / Paid During the Period for:
Income Taxes		$-	(109,496)
Interest		$39,509	(24,426)
Cash Received / Paid During the Period for:
Income Taxes		$-	(109,496)
Interest		$39,509	(24,426)

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

Note 1. Restatement of Previously Issued Financial Statements

(In Millions)

(In Millions)			Restatement
Balance Sheet	As Filed		Adjustments	As Restated
Assets
Cash and cash equivalent		$12,182	$0	$12,182
Accounts receivable, net		$1,347	$-926	$421
Prepaid expenses and other current assets		$0	$0	$0
Inventory		$1,693	$-647	$1,046
Other Assets		$72	$0	$72
Total current assets		$15,294	$-1,575	$13,721
PP&E		$1,091	$0	$1,091
Intangible Assets Net		$2,939	$0	$2,939
Operating Lease Right of Use Asset		$832	$0	$832

Total assets		$20,156	$-1,575	$18,583

Liabilities
Current Liabilities
Accounts payable		$190	$0	$190
Deferred revenue		$0	$0	$0
Current Portion of Operating Lease		$345	$0	$345
Accrued expenses		$351	$78	$429
Total current liabilities		$886	$78	$964
Long Term Liabilities	$		$0	$0
Lease Liability less current		$488	$0	$488
Total Long Term liabilities		$488	$0	$488
Total Liabilitiy		$1,374	$78	$1,452
Stockholders’ Equity	$		0	0
Preferred Stock		$0	$0	$0
Common Stock		$8	$0	$8
Shares to be issued		$829	$0	$829
Additional paid-in capital		$18,211	$0	$18,211
Retained Earnings		$-720	$-1,197	$-1,917
Total stockholders’ equity		$18,328	$-360	$17,131
Total liabilities and stockholders’ equity		$19,702	$-282	$18,583

(In Millions)			Restatement
Statement of operations	As Filed		Adjustments		As Restated
Net Sales		$4,955		$-1,061		$3,894
Other income	$			$7		$7
Cost of Sales		$2,088		$-134		$1,954
Gross Profit		$2,867		$-920		$1,947
Operating Expenses:	$		$		$
Sales & Marketing		$1,678		$0		$1,678
General & Administrative		$1,823		$-929		$894
Depreciation & Amortization		$345		$94		$438
Payroll Expenses		$811		$78		$889
Total other Income Expense		$18	$			$18
Research & Development		$100	$			$100
Total Operating Expenses		$4,775		$-757		$4,017
Operating Income (Loss)		$-1,908		$-163		$-2,070
Interest Expense		$-25		$0		$-25
Income (Loss) Before Tax		$-1,933		$-163		$-2,095
Onter income		$7		$-7		$0
Net Income (Loss)		$-1,926		$-170		$-2,095

Income (Loss) per Share
Basic		$-0.18		$-0.17		$-0.35
Diluted		$-0.18		$-0.09		$-0.35

			Restatement
(In Millions)	As Filed		Adjustments	As Restated
Statement of cash flows
OPERATING ACTIVITIES
Net Income (Loss)		$-1,926	$-170	-2,095
Adjustments to Reconcile Net Income (Loss) to Net Cash Flow from Operating Activities:
Shares to be issued as consideration for services		$0	$829	829
Depreciation & Amortization		$345	$93	438
Lease liability - less current		$0	$0	0
Operating lease right-of-use		$0	$0	0
Net Change, Right-of-Use Asset & Liabilities		$0	$0	0
Change in Operating Assets & Liabilities:	$		$0	0
Accounts Receivable		$1,263	$-1,574	-311
Inventory		$97	$648	745
Prepaids & Other Current Assets		$77	$-132	-55
Stock Account		$0	$0	0
Accounts Payable		$77	$8	85
Accrued Expenses		$1,181	$-790	391
21030 Deferred Revenue		$0	$-92	-92
24240 Lease liability Current Portion		$0	$173	173
Net Cash From (Used In) Operating Activities		$-737	$673	-64

INVESTING ACTIVITIES
Purchase of Equipment		$0	$-689	-689
Leasehold improvements		$-17	$17	0
Affiliate companies		$0	$-4	-4
Purchase of R&D Equipment		$0	$0	0
Demonstration Equipment		$0	$0	0
Purchase of Intangible Assets		$-1	$1	0
Net Cash From (Used In) Investing Activities		$-46	$-647	-693

FINANCING ACTIVITIES
Proceeds from (Repayment of) Notes		$-262	$0	-262
Proceeds from (Repayment of) PPP Loan		$-317	$0	-317
Dividends Paid		$0	$0	0
Proceeds from Sale of Common Stock		$12,927	$-30	12,897
Net Cash From (Used In) Financing Activities		$12,348	$-782	11,566
Net Cash Flow for Period		$11,566	$0	11,566
Cash - Beginning of Period		$616	$0	616
Cash - End of Period		$12,182	$0	12,182
NON-CASH INVESTING AND FINANCING ACTIVITIES		$0	$0	0
Shares issued on conversion of debt		$0	$0	0
Shares issued as consideration for services		$0	$0	0
Share issued for purchase of license		$0	$0	0
SUPPLEMENTARY CASH FLOW INFORMATION		$0	$0	0
Cash Received / Paid During the Period for:		$0	$0	0
Income Taxes		$0	$-109	-109
Interest		$0	$-24	-24

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

Assets

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. Company has $6,000,000 in flexible CD account with Bank of America. The terms on this CD if flexible, there is no fixed maturity day on CD, and funds can be withdrawn at any time without penalty.

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

For the reporting periods of year ending December 31 2022 and for year ending December 31 2023 there were no customers whose Account Receivables were greater than 10% of the total amount of AR.

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

On December 31, 2023, and December 31, 2022, respectively, the Company’s inventory consisted of the following:

Inventory	Dec 31, 23		Dec 31, 22
Equipment Parts Inventory	$862,941		$759,930
Finished Goods Inventory	992,744		254,656
Sales Demo Inventory	162,958		0
Work in process Inventory	243,029		31,434
Inventory Reserve	$(24,216)	$
Total Inventory	$2,237,456		$1,046,020

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

Machinery and Equipment

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company will use other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Category	Economic Useful Life
Office furniture and fixtures	3-5 years
Machinery and equipment	5-7 years
Intangible Assets	15 years

	31-Dec
Fixed Assets	2023	2022
Accumulated Depreciation	$(729,956)	$(483,800)
Machinery & Equipment	796,783	797,695
Office Furniture & Computer Equipment	77,487	80,909
Vehicles	90,959	9,989
R&D Equipment	37,973	37,973
Leasehold improvements	31,775	-
Demonstration equipment	$647,790	$647,790
Total Fixed Assets	$952,811	$1,090,556

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

Deferred Revenue

Deferred Revenue is primarily comprised of products that have been made available to key distributors that has not been sold. As of December 31, 2023 the Company had $ 213,114, and December 31, 2022 the Company’s deferred revenue liabilities were recorded at zero.

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

On December 31, 2023, the Company recorded a $0.37 diluted loss per share, as compared to a $0.37 diluted loss per share on December 31, 2022.

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

Revenue is then recognized for the transaction price allocated to each respective performance obligation when (or as) the performance obligation is satisfied. For our products, revenue is generally recognized on a free on-board origin (FOB Origin) basis. This means that revenue is recognized when our products have been manufactured, crated, and placed in the collection warehouse for customer pick-up in accordance with the Customer Quote and Company Terms and Conditions of Sale. Our manufacturing process is controlled by a Manufacturing Resource Planning (MRP) software - DBA Manufacturing, and fulfilled and closed Job order triggering the product readiness to be transferred to the customer. At that stage we fulfill all our obligations, as per our Terms and Conditions of sale, inform Customer by email or phone that his product order is ready for the scheduled pickup, and transfer the title on the manufactured equipment to the customer, and the customer is responsible for transportation expenses, insurance, and any transport-related damage to the equipment in transit. We do not hold any obligation to deliver beyond the collection warehouse, and it is the customers’ contractual responsibility to ensure their goods reach their destination.

For the year ending December 31 2022 there two customers 2 customers totaling 12% whose revenue was more than 10% and for the year ending December 31 2023 reporting period there were no customers whose revenue was more than 10% of the total revenue.

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

For the year ending December 31 2022 there was one customer – Perimmo, whos revenue was more than 10% ($388,045) and for the year ending December 31 2023 reporting period there were no customers whose revenue was more than 10% of the total revenue.

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

Options

As of December 31 2023 there were no Options Issued or Outstanding

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

F-17

2022

During the quarter ended December 31, 2022, the Company issued 3,000,000 shares of common stock as a public float resalted from Company IPO. These were recorded as a paid in capital of the Company’s stock on the date of IPO..

As of December 31, 2023, and 2022, Stockholders’ Equity was $13,929,252 and $17,131,488, respectively.

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

Note 7 – Restatement of Financials 2023

As a result of the Company’s predecessor auditor, Fruci & Associates II, PLLC (“Fruci”), identifying an adjusting entry that Fruci had proposed and that was posted by the Company that overstated deferred revenue and needed to be corrected.

		Restatement
Balance Sheet	As Filed	Adjustments	As Restated
Assets
Cash and cash equivalent	$6,201,137	$0	$6,201,137
Accounts receivable, net	$816,364	$0	$816,364
Inventory	$2,277,816	$-40,360	$2,237,456
Other Assets	$39,190	$0	$39,190
Total current assets	$9,334,507	$0	$9,294,147
PP&E	$952,811	$0	$952,811
Intangible Assets Net	$4,279,986	$0	$4,279,986
Operating Lease Right of Use Asset	$597,143	$0	$597,143

Total assets	$15,164,447	$-40,360	$15,124,087

Liabilities
Current Liabilities
Accounts payable	$223,040	$0	$223,040
Deferred revenue	$701,234	$-488,120	$213,114
Current Portion of Operating Lease	$434,152	$0	$434,152
Accrued expenses	$161,538	$0	$161,538
Total current liabilities	$1,519,964	$-488,120	$1,031,844
Total Long Term liabilities	$162,991	$0	$162,991
Total Liabilitiy	$1,682,955	$-488,120	$1,194,835
Total stockholders’ equity	$13,481,492	$447,761	$13,929,252
Total liabilities and stockholders’ equity	$15,164,447	$-40,359	$15,124,087

		Restatement
Statement of operations	As Filed	Adjustments	As Restated
Net Sales	$3,939,474	$0	$3,939,473
Cost of Sales	$1,489,457	$-447,761	$1,041,697
Gross Profit	$2,450,017	$447,761	$2,897,776
Operating Expenses:	$6,246,011	$0	$6,246,011
Operating Income	$-3,795,994	447,760	-3,348,234
Onter income	$30,063	$0	$30,063
Net Income (Loss)	$-3,765,932	$447,761	$-3,318,171

Income (Loss) per Share
Basic	$-0.42	$0.05	$-0.37
Diluted	$-0.42	$0.05	$-0.37

			Restatement
	As Filed		Adjustments		As Restated
Cash Flows From:
OPERATING ACTIVITIES	$
Net Income (Loss)		$-3,765,932		$447,761	-3,318,171
Adjustments to Reconcile Net Income (Loss) to Net Cash Flow from Operating Activities:
Shares issued on conversion of debt		$0		$0
Shares to be issued as consideration for services	$			$0
Shares issued for compensation		$145,550		$0	145,550
Distribution to affiliate		$-1,214,325		$0	-1,214,325
Depreciation & Amortization		$523,380		$0	523,380
Net Change, Right-of-Use Asset & Liabilities		$-31,775		$0	-31,775
Accounts Receivable		$-395,002		$0	-395,002
Inventory		$-1,231,796		$40,359	-1,191,437
Prepaids & Other Current Assets		$32,910		$0	32,910
Stock Account	$		$		-
Accounts Payable		$32,653		$0	32,653
Accrued Expenses		$-267,464		$0	-267,464
21030 Deferred Revenue		$701,234		$-488,120	213,114
Net Cash From (Used In) Operating Activities		$-5,470,618		$51	-5,470,567

INVESTING ACTIVITIES
Purchase of Equipment		$-76,636		$-50	-76,686
Affiliate companies	$			$0	-
Purchase of R&D Equipment	$			$0	-
Demonstration Equipment	$			$0	0
Purchase of Intangible Assets		$-408,169		$0	-408,169
Net Cash From (Used In) Investing Activities		$-484,805		$-50	-484,855

FINANCING ACTIVITIES
Proceeds from (Repayment of) Notes
Proceeds from (Repayment of) PPP Loan
Dividends Paid		$-	$
Proceeds from Sale of Common Stock		$-25,240		$0	-25,240
Net Cash From (Used In) Financing Activities		$-25,240		$0	-25,240
Net Cash Flow for Period		$-5,980,663		$-1	-5,980,662
Cash - Beginning of Period		$12,181,799		$0	12,181,799
Cash - End of Period		$6,201,136		$-1	6,201,137
NON-CASH INVESTING AND FINANCING ACTIVITIES
Share issued for purchase of license		$1,210,000		$0	1,210,000
SUPPLEMENTARY CASH FLOW INFORMATION
Cash Received / Paid During the Period for:
Income Taxes		$-	$		-
Interest		$39,509		$0	39,509

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

Management’s Annual Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2021, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal controls over financial reporting were effective as of December 31, 2023.

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

(a) Name	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)	(d) Option Awards(1) ($)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
Shara Pathak	22,500	—		—	—	—	22,500
Troy Parkos	3,750	—		—	—	—	3,750
Carlos Gonzalez		—		—	—	—

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

Summary Compensation Table

The following table reflects compensation paid or awarded to our named executive officers during the fiscal years ended December 31, 2023 and 2022.

SUMMARY COMPENSATION TABLE

Name and Principal Occupation[1]	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards ($)	All Other Compensation ($)	Total($)

Wayne Tupuola,	2023	200,000	0	0	0	9,661	209,661
Chief Executive Officer	2022	88,423	292,500	101,760	0	715	483,398
Jade Barnwell, Former Chief Financial Officer	2023	73,217					73,217
Peter Evans, Former President of Laser Photonics	2023	40,785
Tim Schick	2023	47.893				120,000	167,893
Tim Schick	2022	36,772	0	10,549	0	20,000	67,321

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

Clawback Policy

In November 2023, our Board of Directors adopted a policy regarding the recovery of erroneously awarded compensation (“Clawback Policy”) in accordance with the applicable rules of Nasdaq and Section 10D and Rule 10D-1 of the Securities Exchange Act of 1934, as amended. In the event we are required to prepare an accounting restatement due to material noncompliance with any financial reporting requirements under U.S. securities laws or otherwise erroneous data or if we determine there has been a significant misconduct that causes material financial, operational or reputational harm, we shall be entitled to recover a portion or all of any incentive-based compensation, if any, provided to certain executives who, during a three-year period preceding the date on which an accounting restatement is required, received incentive compensation based on the erroneous financial data that exceeds the amount of incentive-based compensation the executive would have received based on the restatement.

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

In addition, our certificate of incorporation limits the personal liability of directors for breach of fiduciary duty to the maximum extent permitted by the Delaware General Corporation Law and provides that no director will have personal liability to us or to our stockholders for monetary damages for breach of fiduciary duty or other duty as a director. However, these provisions do not eliminate or limit the liability of any of our directors for:

●	any breach of the director’s duty of loyalty to the corporation or its stockholders;
●	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
●	unlawful payments of dividends or unlawful stock repurchases or redemptions; or
●	any transaction from which the director derived an improper personal benefit.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2024, certain information concerning the beneficial ownership of our capital stock, including our common stock, and stock options as converted into common stock, by:

●	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;
●	each director;
●	each named executive officer;
●	all of our executive officers and directors as a group; and
●	each person or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

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

Name of Beneficial Owner	No. of Shares	% of Total Shares Outstanding
Named Executive Officers and Directors:
Wayne Tupuola	101,760	2.09%
ICT Investments, LLC (2)	4,688,695	50.67%
Igor Vodopivanof	—	—
Arnold Bykov	46,297	*
Shara Pathak
Troy Parkos	—	—
Carlos M. Gonzalez	—	—
	—	—
All Officers and Directors as a Group		%
*Represents less than 1%

(1)	Unless otherwise indicated, the address of such individual is c/o the Company.

(2)	Dmitriy Nikitin has voting control through his ownership of all membership interests of ICT Investments, LLC and Fonon Corporation.

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

Laser Photonics Corporation

August 26, 2024	By:	/s/ Wayne Tupuola
	Name:	Wayne Tupuola
	Title:	President and CEO (Principal Executive Officer)

August 26, 2024	By:	/s/ Carlos Sardinas
	Name:	Carlos Sardinas
	Title:	Vice President, Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1+	Certificate of Incorporation of the Registrant

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant.

3.3+	Bylaws of the Registrant

4.1+	Specimen Stock Certificate evidencing the shares of Common Stock

10.1*+	Laser Photonics Corporation 2019 Stock Incentive Plan

10.2+	Sublease Agreement dated December 1, 2019 between Laser Photonics Corporation and ICT Investments, LLC

10.3	Exclusive License Agreement dated January 1, 2020 between Laser Photonics Corporation and ICT Investments, LLC

14.1	Code of Ethics

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

32.1	Section 1350 Certification of Chief Executive Officer

97.1	Incentive Compensation Recoupment Policy

101.SCH	XBRL Taxonomy Extension Schema Document

101.INS	Instance Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan

+ Incorporated by reference to the Company’s Form 10 filed with the Securities and Exchange Commission on April 30, 2020

-Oxley Act of 2002 and is not being filed as a separate disclosure document.

