Form 10-Q
period 2024-06-30
Laser Photonics Corp
filed 2024-08-29
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting Company, or an emerging growth Company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting Company,” and “emerging growth Company” in Rule 12b-2 of the Exchange Act.

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

As of August 22, 2024, the registrant had 12,270,427  shares of common stock, par value $.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LASER PHOTONICS CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	As of June 30, 2024	As of December 31, 2023
Assets
Current Assets:
Cash and Cash Equivalents	$2,747,633	$6,201,137
Accounts Receivable, Net	446,016	816,364
Inventory	2,105,421	2,237,455

Other Assets	405,638	39,190

Total Current Assets	5,704,708	9,294,146

Property, Plant, & Equipment, Net	923,674	952,811

Intangible Assets, Net	4,077,662	4,279,987

Operating Lease Right-of-Use Asset	374,559	597,143

Total Assets	$11,080,603	$15,124,087

Liabilities & Stockholders’ Equity
Current Liabilities:
Accounts Payable	$198,236	$223,040
Deferred Revenue	116,564	213,114
Current Portion of Operating Lease	197,614	434,152
Accrued Expenses	107,614	161,538
Total Current Liabilities	620,028	1,031,844

Long Term Liabilities:
Lease liability - less current	176,945	162,991
Total Long Term Liabilities	176,945	162,991
Total Liabilities	796,973	1,194,835

Commitments and Contingencies (Note 3)	-	-

Stockholders’ Equity:
Preferred stock Par value $0.001: 10,000,000 shares authorized. 0 Issued: shares were outstanding as of June 30, 2024 and December 31, 2023	-	-

Common Stock Par Value $0.001: 100,000,000 shares authorized; 12,270,427 and 9,253,419 issued, 12,245,490 and 9,228,482 outstanding as of June 30 , 2024, and December 31, 2023	12,270	9,253

Additional Paid in Capital	19,211,044	19,180,725

Retained Earnings (Deficit)	(8,914,444)	(5,235,486)

Treasury Stock	(25,240)	(25,240)

Total Stockholders’ Equity	10,283,630	13,929,252

Total Liabilities & Stockholders’ Equity	$11,080,603	$15,124,087

*	The reclassification from par to Additional Paid in Capital was done in Q2, 2024

See accompanying notes to financial statements.

LASER PHOTONICS CORPORATION

CONDENSED STATEMENTS OF PROFIT AND LOSS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023 (Restated)	June 30, 2024	June 30, 2023 (Restated)
Net Sales	$623,435	$965,440	$1,366,426	$1,641,632

Cost of Sales	308,081	283,864	665,204	553,761

Gross Profit	315,354	681,576	701,222	1,087,871

Operating Expenses:

Sales & Marketing	266,282	522,918	402,891	785,842

General & Administrative	1,615,082	393,352	2,991,035	969,217

Depreciation & Amortization	245,894	100,947	431,210	184,084

Payroll Expenses	238,703	302,409	447,158	646,111

Research and Development Cost	60,232	40,205	107,923	80,459

Total Operating Expenses	2,426,193	1,359,831	4,380,217	2,665,713

Operating Income (Loss)	(2,110,839)	(678,255)	(3,678,995)	(1,577,842)
Other Income (Expenses):
Total Other Income (Loss)	(2,723)	(639)	37	(358,657)

Income (Loss) Before Tax	(2,113,562)	(678,894)	(3,678,958)	(1,936,499)

Tax Provision	-	-	-	-
Net Income (Loss)	$(2,113,562)	$(678,894)	$(3,678,958)	$(1,936,499)

Deemed Dividend from Software Acquisition	(6,615,000)	-	(6,615,000.00)	-
Net Comprehensive loss attributed to Common Shareholders	(8,728,562)	(678,894)	(10,293,958)	(1,936,499)

Earning (Loss) per Share:
Basic and Diluted	$(0.20)	$(0.09)	$(0.37)	$(0.25)
Loss per share (attributable to common shareholders)	(0.82)	(0.09)	(1.04)	(0.25)
Weighted Average of Shares Outstanding	10,589,108	7,878,419	9,924,908	7,878,419

See accompanying notes to financial statements.

LASER PHOTONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2024	June 30, 2023

OPERATING ACTIVITIES
Net Loss	$(3,678,958)	$(1,936,499)
Adjustments to Reconcile Net Loss to Net Cash Flow from Operating Activities:
Shares issued for compensation	33,336	-
Depreciation & Amortization	431,210	184,084
Change in Operating Assets & Liabilities:
Accounts Receivable	370,348	664,005
Inventory	132,034	(493,474)
Prepaids & Other Current Assets	(366,448)	(209,490)
Accounts Payable	(24,804)	26,810
Accrued Expenses	(53,924)	(322,846)
Deferred Revenue	(96,550)	-
Net Cash Used in Operating Activities	(3,253,756)	(2,087,409)

INVESTING ACTIVITIES
Purchase of Property, Plant an Equipment	(12,934)	(183,941)
Purchase of Research & Development Equipment	(4,095)	-
Purchase of Operational Software & Website	-	(6,199)
Invest in Leasehold Improvements	(182,719)	(19,707)
Net Cash Used in Investing Activities	(199,748)	(209,847)

FINANCING ACTIVITIES
Issuence of Common stock	-	-
Additional Paid in Capital	-	-
Net Cash Used in Financing Activities	-	-
Net Cash Flow for Period	(3,453,504)	(2,297,256)
Cash and Cassh Equivalents - Beginning of Period	6,201,137	12,181,799
Cash and Cash Equivalents- End of Period	$2,747,633	$9,884,543
NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on conversion of debt	-	-
Share issued for purchase of license	6,615,000	-
SUPPLEMENTARY CASH FLOW INFORMATION
Cash Received / Paid During the Period for:
Income Taxes	-	-
Interest	-	-

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

								Additional	Accumulated	Stockholders’
	Preferred Stock		Common Stock		Shares to be issued.		Treasury	Paid-in	Gain	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	(Deficit)	(Deficit)
	#	$	#	$	#	$	$	$	$	$
As at December 31, 2023 (Restated)	-	-	9,253,419	9,253	-	-	(25,240)	19,180,725	(5,235,486)	13,929,252

Net loss	-	-	-	-	-	-	-	-	(1,565,396)	(1,565,396)

Stock Issued for compensation	-	-	17,008	17	-	-	-	33,319		33,336

As at March 31, 2024	-	-	9,270,427	9,270	-	-	(25,240)	19,214,044	(6,800,882)	12,397,192

Net loss	-	-	-	-	-	-	-	-	(2,113,562)	(2,113,562)

Stock issued for Software purchases	-	-	3,000,000	3,000	-	-	-	6,612,000	-	6,615,000

Deemed Divvident to APIC	-	-	-					(6,615,000)		(6,615,000)

As at June 30, 2024	-	-	12,270,427	12,270	-	-	(25,240)	19,211,044	(8,914,444)	10,283,630

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid in	Accumulated	Shares to be	Stockholders’
	Shares	Amount	Capital	Deficit	issued	Equity

Balance, January 1, 2023. 1,000,000 authorized at 0.01	7,878,419	$7,878	$18,211,425	$(1,917,315)	$829,500	$17,131,488

Net Income from the six months ended June 30, 2023	-	-	-	(1,936,499)		(1,936,499)

Balance, June 30, 2023	7,878,419	$7,878	$18,211,425	$(3,853,814)	$829,500	$15,194,989

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

Going Concern

The Company has not earned sufficient revenue since inception and has sustained operating losses during the year ended December 31, 2023, and through June 30, 2024. The Company had positive working capital as of June 30, 2024. The Company’s continuation as a going concern is dependent on its ability to generate additional cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required. These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these financial statements are issued.

Restatement of Q2 2023.

Q2 2023 was unaudited and as we were preparing our Q2 2024 filing we noticed the balances in our ledger did not match what was filed. Our system of record current financials is the basis for the financials as they are presented, not the prior Q2 2023 filing.

Restatement as of June 30, 2023, Reconciliation:

Note 2. Restatement of Previously Issued Financial Statements as of June 30, 2023.

		Restatement
	As Filed	Adjustments	As Restated
Statement of operations
Net Sales	$2,205,096	$(563,464)	$1,641,632
Other income
Cost of Sales	524,992	28,769	553,761
Gross Profit	1,680,104	(592,233)	1,087,871
Operating Expenses:
Sales & Marketing	910,771	(124,929)	785,842
General & Administrative	1,787,533	(818,316)	969,217
Depreciation & Amortization	184,084	0	184,084
Payroll Expenses	0	646,111	646,111

Total Other Income/Expense	200,730	157,927	358,657
Research & Development	0	80,459	80,459
Total Operating Expenses	$3,083,118	$(58,748)	$3,024,370
Operating Income (Loss)	(1,403,014)	(533,485)	(1,936,499)
Interest Expenses	-	-	-
Income (Loss) Before Tax	(1,403,014)	(533,485)	(1,936,499)
Net Income (Loss)	$(1,403,014)	$(533,485)	$(1,936,499)

Earning (Loss) per Share
Basic and diluted	$(0.17)		$(0.25)

			Restatement
	As Filed		Adjustments	As Restated
Statement of cash flows
OPERATING ACTIVITIES
Net Income (Loss)		$(1,403,014)	$(533,485)	$(1,936,499)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flow from Operating Activities:
Depreciation & Amortization		184,084	0	184,084
Net Change, Right-of-Use Asset & Liabilities		-19706	19,706	0
Change in Operating Assets & Liabilities:
Accounts Receivable		(57,462)	721,467	664,005
Inventory		(522,243)	28,770	(493,473)
Prepaids & Other Current Assets		(259,490)	78,654	(180,836)
Stock Account		-	-	-
Accounts Payable		105,464	(78,654)	26,810
Accrued Expenses		(1,181,000)	829,500	(351,500)
Net Cash From (Used In) Operating Activities		$(3,153,366)	$1,065,957	(2,087,409)

INVESTING ACTIVITIES
Purchase of Equipment		$0	$(1,399)	(1,399)
Purchase of Computers		0	(119,416)	(119,416)
Leashold improvements		0	(19,707)	(19,707)
Purchase of Long Term Assets		(183,941)	120,815	(63,126)
Purchase of Intangible Assets		(6,199)	0	(6,199)
Net Cash From (Used In) Investing Activities		$(190,140)	$(19,707)	(209,847)

FINANCING ACTIVITIES
Common Stock		10359	(10,359)	0
Additional Paid in Capital		1,035,891	(1,035,891)	0
Retained Earnings		-	-	-
Net Cash From (Used In) Financing Activities		$1,046,250	$(1,046,250)	0
Net Cash Flow for Period		$(2,297,256)	$0	(2,297,256)
Cash - Beginning of Period		12,181,799	0	12,181,799
Cash - End of Period		$9,884,543	$0	9,884,543
NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on conversion of debt		$-	$-	$-
Shares issued as consideration for services		-	-	-
Share issued for purchase of license		-	-	-
SUPPLEMENTARY CASH FLOW INFORMATION
Cash Received / Paid During the Period for:	$		$
Income Taxes		$-	$-	-
Interest		$-	$-	-

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & USE OF ESTIMATES.

Our significant accounting policies are provided in “Note 2 – Summary of Significant Accounting Policies” in our Financial Statements 2023 Form 10-K. There have been no material changes to our significant accounting policies from those disclosed in our 2023 Form 10-K for the fiscal year ended December 31, 2023.

Stock Based Compensation

The Company accounts for stock-based payments in accordance with the provision of ASC 718, which requires that all share-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the statement of operations based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expenses related to share-based awards is recognized over the requisite service period, which is generally the vesting period.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at a cost, which approximates fair value. The company has $2,539,472 in flexible CD account with Bank of America. The terms on this CD if flexible, having a term of 9 months that automatically renews, Full balance and interest can be withdrawn prior to maturity. A penalty of 7 days interest will be imposed for early withdrawals within the first 6 days of the account term.

Current Liabilities

Accounts Payable

Accounts payable consist of short-term liability to our vendors and sub-contractors, who extend credit terms to the Company or deliver goods or services with delayed payment terms. As of June 30, 2024, and December 31, 2023, our accounts payable were recorded at $198,236 and $223,040, respectively.

Deferred Revenue

Deferred Revenue is primarily comprised of products that have been made available to key distributors that have not been sold. As of June 30, 2024, the Company had $ 116,564, and December 31, 2023, the Company’s deferred revenue liabilities were recorded $213,114.

As of June 30, 2024, there were no loan balances owed by the Company.

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

Accounts Receivable

Trade accounts receivable is recorded net of allowance for expected uncollectible accounts. The Company extends credit to its customers in the normal course of business and performs on-going credit evaluations of its customers. All accounts, or portions thereof, that are deemed uncollectible are written off to bad debt expense, as incurred. In addition, most sales orders are not accepted without a substantial deposit. As of June 30, 2024, the balance of collectible accounts was $446,016. There is no Allowance of Bad Debt considered as of June 30, 2024.

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

As of June 30, 2024, and December 31, 2023, respectively, our inventory consisted of the following:

Inventory	As of June 30, 2024 (Unaudited)	As of December 31, 2023 (Audited)

Equipment Parts Inventory	$992,741	$862,940
Finished Goods Inventory	931,227	992,744
Sales Demo Inventory	258,954	162,958
Work in process Inventory	203,683	243,029
Inventory Reserve	(281,184)	(24,216)
Total Inventory	$2,105,421	$2,237,455

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

Machinery and Equipment

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.

Category	Economic Useful Life
Office furniture and fixtures	5-7 years
Machinery. Vehicles and equipment	5-7 years
Leasehold improvements	1-3 years

Fixed Assets	As of June 30, 2024 (Unaudited)	As of December 31, 2023 (Audited)

Accumulated Depreciation	$(958,842)	$(729,956)
Machinery & Equipment	799,652	796,783
Office Furniture & Computer Equipment	87,553	77,487
Vehicles	90,959	90,959
R&D Equipment	42,068	37,973
Leasehold improvements	214,494	31,775
Demonstration equipment	647,790	647,790
Total Fixed Assets	$923,674	$952,811

Intangible Assets

Intangible assets consist primarily of capitalized equipment design documentation, software costs for equipment manufactured for sale, as well as certain patent, trademark and license costs. Capitalized software and equipment design documentation development costs are recorded in accordance with Accounting Standard Codification (“ASC”) 985 “Software” with costs amortized using the straight-line method over a ten-year period. Patent, trademark and license costs are amortized using the straight-line method over their estimated useful lives of 15 years. On an ongoing basis, management reviews the valuation of intangible assets to determine if there has been impairment by comparing the related assets’ carrying value to the undiscounted estimated future cash flows and/or operating income from related operations.

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

Intangible Assets	As of June 30, 2024 (Unaudited)	As of December 31, 2023 (Audited)

Accumulated Amortization	$(927,553)	$(725,228)
Customer Relationships	211,000	211,000
Equipment Design Documentation	2,675,000	2,675,000
Operational Software & Website	339,539	339,539
Trademarks	216,800	216,800
Goodwill	-	-
License & Patents	1,562,876	1,562,876
Total Intangible Assets	$4,077,662	$4,279,987

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

NOTE 4 – LEASES

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024 (Unaudited)	2023 (Unaudited)	2024 (Unaudited)	2023 (Audited)

Operating Lease Expense	$79,847	$91,062	$159,694	$181,670

NOTE 5 – STOCKHOLDERS’ EQUITY/DEFICIT

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

Preferred Stock

●	Par value: $0.001
●	Authorized: 10,000,000
●	Issued: There were no preferred shares issued and outstanding as of June 30, 2024

Common Stock

●	Par value: $0.001
●	Authorized: 100,000,000
●	Issued: 12,270,427 as of June 30, 2024

On February 2nd, 2024, 17,008 Shares of Common stock were issued to Jade Barnwell, the former Laser Photonics CFO, under the terms of employment.

On May 21, 2024, 3,000,000 of Common stock were issued and transferred to Fonon Corporation in exchange for licenses for all commercial and noncommercial applications of Fonon Corp for laser cutting, marking, engraving, welding, semiconductor applications and flat panel display. The stock was valued at it’s fair-market value of $6,615,000 and recorded as a deemed dividend.

Warrants

As of June 30, 2024, there were 180,000 Warrants Outstanding

Options

As of June 30, 2024, there were no Options Issued or Outstanding

NOTE 6 – RELATED PARTY TRANSACTIONS

ICT Investments provides the Company with accounting services and various management services on a as needed basis. For the six months ended June 30, pursuant to an arrangement with ICT Investment, the Company paid in total $35,760 and $28,217, respectively, for various accounting services and management resources. Any distributions between Laser Photonics and ICT must be distributed to affiliate company.

ICT Investments owns 626,918 shares of the Company’s common stock. ICT Investments owned 4,688,695 shares of the Company’s common stock prior to the closing of the Company’s IPO on October 4, 2022, this represented 96.1% of the total shares outstanding. As of December 31, 2022, ICT Investments owns 59.5% of the total shares outstanding. Dmitriy Nikitin is the Managing Partner of ICT Investments and has controlled the Company since its inception. As of the end of 2023 the % is 58.7.%

On May 21, 2024 3,000,000 of Common stock were issued and transferred to Fonon Corporation in exchange for licenses for all commercial and noncommercial applications of Fonon Corp for laser cutting, marking, engraving, welding, semiconductor applications and flat panel display. The stock was valued at its fair-market value of $6,615,000 and recorded as a deemed dividend.

For the 6 months ending June 30,2024 $2,198,993 was distributed to an affiliate party Fonon Corporation and included in G&A expense

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

We only have $374,559 in lease liability on the balances sheet. Current amount is $197,614 and long-term amount is $176,945 as of June 30, 2024.

The maturity amounts of our lease liabilities are as follows:

Year ending December 31,	Operating Leases
2024	$197,614
2025	$176,945
Total	$374,559

NOTE 8 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to August 22, 2024, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has the following to report:

On August 16, 2024, Laser Photonics Corporation (the “Company”) entered a private placement transaction (the “Private Placement”) pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors (the “Purchasers”) for aggregate gross proceeds of $3.0 million, before deducting fees to the placement agent and other expenses payable by the Company in connection with the Private Placement. The Company intends to use the net proceeds from the Private Placement for working capital and general corporate purposes. Aegis Capital Corp. (“Aegis”), acted as the exclusive placement agent for the Private Placement, which closed on August 19, 2024.

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

Net sales. Our net sales have historically fluctuated from quarter to quarter. The increase or decrease in sales from the previous quarter can be affected by the timing of orders received from customers, the shipment, installation and acceptance of products at our customers’ facilities. Net sales can be affected by the time taken to qualify our products for use in new applications in the end markets that we serve. Our sales cycle varies substantially, ranging from a period of a few weeks to as long as one year or more, but is typically several months. The adoption of our products by a new customer or qualification in a new application can lead to an increase in net sales for a period, which may then slow until we penetrate new markets or obtain new customers.

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

Gross margin. Our total gross margin in any period can be significantly affected by several factors, including net sales, production volumes, competitive factors, product mix, and by other factors such as changes in foreign exchange rates relative to the U.S. Dollar. Many of these factors are not under our control. The following are examples of factors affecting gross margin:

● As our products mature, we can experience additional competition which tends to decrease average selling prices and affects gross margin.

● Our gross margin can be significantly affected by product mix. Within each of our product categories, the gross margin is generally higher for devices with greater average power. These higher power products often have better performance, more difficult specifications to attain and fewer competing products in the marketplace.

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

Service of Laser Blasting Equipment

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided and (and used in) operating, investing, and financing activities for six months ended as of June 30, 2024 and June 30, 2023.

	Six months ended on June 30,
Cash flow data	2024	2023
Net cash provided by (used in) operating activities	$(3,253,756)	$(2,087,409)
Net cash provided by (used in) investing activities	$(199,748)	$(209,847)
Net cash provided by (used in) financing activities	$-	$-
Net change in cash and cash equivalents	$(3,453,504)	$(2,297,256)
Cash at end of period	$2,747,633	$9,884,543

As of June 30, 2024, the Company had $2,747,633 in cash, $2,957,075 in current assets (without cash and cash equivalents) and $796,973 in current liabilities.

As a result, on June 30, 2024, the Company had 5,048,680 in total working capital, compared to $8,262,302 of total working capital on December 31, 2023.

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

Revenues

Revenue Recognition- Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Refunds and returns, which are minimal, are recorded as a reduction of revenue. Payments received by customers prior to our satisfying the above criteria are recorded as unearned income in the combined balance sheets. All revenues were reported in net of any sales discounts or taxes.

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

For the six months ending June 30, 2024, we recognized revenue of $1,366,426, as compared to $1,641,632 in revenue for the same period in 2023, a decrease of $275,206. The decrease is primarily due to the timing of orders expected to be booked in Q2 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024 (Unaudited)	2023 (Audited)	2024 (Unaudited)	2023 (Audited)
Revenue	$623,435	$965,440	$1,366,426	$1,641,632

For the six months ending June 30, 2024, our net income was $(3,678,958) as compared to $(1,936,499) in the same period of 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Summary Financial Information – Non-GAAP EBITDA

	Three Months Ending March 31,		Six Months Ending June 30,
	2024 (Unaudited)	2023 (Audited)	2024 (Unaudited)	2023 (Audited)
Other financial data:
EBITDA(1)	$(1,855,039)	$(577,947)	$(3,235,119)	$(1,752,415)
Adjusted EBITDA(2)	$(1,855,039)	$(577,947)	$(3,235,119)	$(1,752,415)

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

Accordingly, we believe that these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in the business and provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and prospects.

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

We believe EBITDA and Adjusted EBITDA are helpful for investors to better understand our underlying business operations. The following table adjusts Net Income to EBITDA and Adjusted EBITDA for the three- and six-months ending June 30, 2024, and 2023.

	Three Months Ending June 30,		Six Months Ending June 30,
	2024 (Unaudited)	2023 (Audited)	2024 (Unaudited)	2023 (Audited)
Reconciliation of EBITDA:
Net Income (Loss)	$(2,113,562)	$(678,894)	$(3,678,958)	$(1,936,499)
Add (deduct):
Interest expense	-	-	-	-
Taxes	12,629	-	12,629	-
Other	-	-
Depreciation & Amortization	245,894	100,947	431,210	184,084
EBITDA(1)	(1,855,039)	(577,947)	(3,235,119)	(1,752,415)
Other adjustments	-	-		-
Adjusted EBITDA(2)	$(1,855,039)	$(577,947)	$(3,235,119)	$(1,752,415)

Subsequent Events

None

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements.

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

Laser Photonics Corporation

Date: August 28, 2024	By:	/s/ Wayne Tupuola
President and Chief Executive Officer (Principal Executive Officer)

Date: August 28, 2024	By	/s/ Carlos Sardinas
Chief Financial Officer
(Principal Financial and Accounting Officer)

