Form 10-K/A
period 2023-12-31
Laser Photonics Corp
filed 2024-09-12
CIK 1807887

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

EXPLANATORY NOTE

Laser Photonics Corporation (the “Company”) is filing this Amendment No. 2 (“Amendment No. 2”) to its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities Exchange Commission (“SEC”) on April 9, 2024 (the “Original Filing”) and as amended by Amendment No. 1 as filed with the SEC on August 28, 2024 (“Amendment No. 1”) in response to a comment letter dated September 4, 2024, from the SEC and to add “restated” to the columns in our restated financial statements, make clear that internal controls over financial reporting and disclosure controls and procedures were not effective as of December 31, 2023, and to update the certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 2 continues to speak as of the date of Amendment No. 1 and does not reflect events that may have occurred subsequent to the filing date of Amendment No. 1 and does not modify or update in any way disclosures made in Amendment No. 1 except as set forth above.

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

LASER PHOTONICS CORPORATION. FINANCIAL STATEMENTS.

Balance Sheets as of December 31, 2023, and 2022

	Year Ended December 31,
	2023 (Restated)	2022 (Restated)
Assets
Current Assets:
Cash and Cash Equivalents	$6,201,137	$12,181,799
Accounts Receivable, Net	816,364	421,362

Inventory	2,237,456	1,046,020

Other Assets	$39,190	$72,527

Total Current Assets	$9,294,147	$13,721,708

Property, Plant, & Equipment, Net	$952,811	$1,090,556

Intangible Assets, Net	4,279,986	2,939,041

Operating Lease Right-of-Use Asset	$597,143	$832,072

Total Assets	$15,124,087	$18,583,377

Liabilities & Stockholders’ Equity
Current Liabilities:
Accounts Payable	$223,040	$190,387
Deferred Revenue	213,114	-
Current Portion of Operating Lease	434,152	344,510
Accrued Expenses	$161,538	$429,429
Total Current Liabilities	$1,031,844	$964,326

Long Term Liabilities:
Lease liability - less current	$162,991	$487,562
Total Long Term Liabilities	$162,991	$487,562
Total Liabilities	$1,194,835	$1,451,888

Commitments and Contingencies (Note 3)	$-	$-

Stockholders’ Equity:
Preferred stock Par value $0.001: 10,000,000 shares authorized. 0 Issued: 0 shares were outstanding as of December 31, 2022, and 2023	$-	$-

Common Stock Par Value $0.001: 100,000,000 shares authorized; 9,253,419 and 7,878,419 issued and outstanding as of December 31, 2023 and 2022.	92,533	$78,783

Additional Paid in Capital	19,097,445	18,140,520

Shares to be issued	-	829,500

Retained Earnings (Deficit)	(5,235,486)	(1,917,315)

Treasury Stock	$25,240	$-

Total Stockholders’ Equity	$13,929,252	$17,131,488

Total Liabilities & Stockholders’ Equity	$15,124,087	$18,583,376

LASER PHOTONICS CORPORATION. FINANCIAL STATEMENTS.

Statements of Operations for the years ended December 31, 2023, and 2022

	Year Ended December 31,
	2023 (Restated)		2022 (Restated)
Net Sales		$3,939,473		$3,894,901

Cost of Sales		1,041,697		1,954,328

Other Income	$			$7,169

Gross Profit		$2,897,776		$1,947,741

Operating Expenses:				$

Sales & Marketing		$1,996,363		$1,677,976

General & Administrative		1,902,760		894,521

Depreciation & Amortization		523,380		437,832

Payroll Expenses		1,400,951		887,852

Other Expense		220,298		18,397

Research and Development Cost		$202,259		$100,801

Total Operating Expenses		$6,246,011		$4,017,379

Operating Income (Loss)		$(3,348,234)		$(2,069,638)
Other Income (Expenses):
Interest Expense		$-		$(24,426)

Total Other Income		$30,063	$

Income (Loss) Before Tax		$(3,318,171)		$(2,094,064)

Tax Provision				$0
Net Income (Loss)		$(3,318,171)		$(2,094,064)

Income (Loss) per Share:
Basic		$(0.37)		$(0.37)
Fully Diluted		$(0.37)		$(0.37)
Weighted Average Shares Outstanding		8,934,035		5,687,049

LASER PHOTONICS CORPORATION. FINANCIAL STATEMENTS.

Statements of Stockholders’ Equity (deficit) for the years ended December 31, 2023 (Restated), and 2022 (Restated)

	Preferred Stock		Common Stock		Shares to be issued.		Treasury	Additional	Accumulated	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Gain/ Deficit	Comprehensive loss	Equity/ (Deficit)
	#	$	#	$	#	$	$	$	$	$	$

As at December 31, 2021	-	-	4,878,419	4,878				5,286,737	176,749		5,468,364

Net profit									(2,094,064)		(2,094,064)

IPO			3,000,000	3,000				12,924,688			12,927,688

Stock Issued for services					350,000	829,500					829,500

Distributions to affiliate

Stock issued for compensation

As at December 31, 2022			7,878,419	7,878	350,000	829,500		18,211,425	(1,917,314)		17,131,488

Net loss									(3,318,171)		(3,318,171)

Stock Issued for services			350,000	350		(829,500)	(25,240)	829,150			(25,240)

Stock Issued for License Agreement			1,000,000	1,000				1,209,000			1,210,000

Distributions to affiliate								(1,214,325)			(1,214,325)

Stock issued for compensation			25,000	25				145,475			145,500

As at December 31, 2023			9,253,419	9,253	-	-	(25,240)	19,180,725	(5,235,485)		13,929,252

See accompanying notes to financial statements F-4

LASER PHOTONICS CORPORATION. FINANCIAL STATEMENTS.

STATEMENTS OF CASH FLOWS

LASER PHOTONICS CORPORATION

STATEMENTS OF CASH FLOWS

DECEMBER 31,2023 AND DECEMBER 31,2022

	Year Ended December 31,
	2023 (Restated)		2022 (Restated)
Cash Flows From:
OPERATING ACTIVITIES
Net Income (Loss)		$(3,318,171)	(2,094,064)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flow from Operating Activities:
Shares issued on conversion of debt	$
Shares to be issued as consideration for services
Shares issued for compensation		145,550
Distribution to affiliate		(1,214,325)
Depreciation & Amortization		523,380
Net Change, Right-of-Use Asset & Liabilities		$(31,775)
Accounts Receivable		$(395,002)
Inventory		(1,191,437)	744,932
Prepaids & Other Current Assets		32,910	(54,722)
Stock Account		-	-
Accounts Payable		32,653	84,894
Accrued Expenses		(267,464)	391,218
21030 Deferred Revenue		213,114	(91,775)
Net Cash From (Used In) Operating Activities		$(5,470,567)	(63,376)

INVESTING ACTIVITIES
Purchase of Equipment		$(76,686)	(689,250)
Affiliate companies		-	-
Purchase of R&D Equipment		-	-
Demonstration Equipment		-	-
Purchase of Intangible Assets		(408,169)	-
Net Cash From (Used In) Investing Activities		$(484,855)	(689,250)

FINANCING ACTIVITIES
Proceeds from (Repayment of) Notes		-	(261,684)
Proceeds from (Repayment of) PPP Loan			(317,328)
Dividends Paid			-
Proceeds from Sale of Common Stock		(25,240)	12,897,688
Net Cash From (Used In) Financing Activities		$(25,240)	12,318,676
Net Cash Flow for Period		$(5,980,662)	11,566,050
Cash - Beginning of Period		$12,181,799	615,749
Cash - End of Period		$6,201,137	12,181,799
NON-CASH INVESTING AND FINANCING ACTIVITIES
Share issued for purchase of license		$1,210,000	-
SUPPLEMENTARY CASH FLOW INFORMATION
Cash Received / Paid During the Period for:
Income Taxes		$-	(109,496)
Interest		$39,509	(24,426)
Cash Received / Paid During the Period for:
Income Taxes		$-	(109,496)
Interest		$39,509	(24,426)

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

Going Concern

The Company has not earned sufficient revenue since inception and has sustained operating losses during the year ended December 31, 2023 mainly due to investments in its sales and marketing departments. The Company had sufficient working capital as of December 31, 2023. However, the Company’s continuation as a going concern is dependent on its ability to generate additional cash flows from operations to meet its obligations and/or obtaining additional financing, as may be required. There is substantial doubt of the ability of the Company to continueais a going concern.

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

		Restatement
Balance Sheet	As Filed	Adjustments	As Restated
Assets
Cash and cash equivalent	$6,201,137	$0	$6,201,137
Accounts receivable, net	$816,364	$0	$816,364
Inventory	$2,277,816	$-40,360	$2,237,456
Other Assets	$39,190	$0	$39,190
Total current assets	$9,334,507	$0	$9,294,147
PP&E	$952,811	$0	$952,811
Intangible Assets Net	$4,279,986	$0	$4,279,986
Operating Lease Right of Use Asset	$597,143	$0	$597,143

Total assets	$15,164,447	$-40,360	$15,124,087

Liabilities
Current Liabilities
Accounts payable	$223,040	$0	$223,040
Deferred revenue	$701,234	$-488,120	$213,114
Current Portion of Operating Lease	$434,152	$0	$434,152
Accrued expenses	$161,538	$0	$161,538
Total current liabilities	$1,519,964	$-488,120	$1,031,844
Total Long Term liabilities	$162,991	$0	$162,991
Total Liability	$1,682,955	$-488,120	$1,194,835
Total stockholders’ equity	$13,481,492	$447,761	$13,929,252
Total liabilities and stockholders’ equity	$15,164,447	$-40,359	$15,124,087

		Restatement
Statement of operations	As Filed	Adjustments	As Restated
Net Sales	$3,939,474	$0	$3,939,473
Cost of Sales	$1,489,457	$-447,761	$1,041,697
Gross Profit	$2,450,017	$447,761	$2,897,776
Operating Expenses:	$6,246,011	$0	$6,246,011
Operating Income	$-3,795,994	447,760	-3,348,234
Onter income	$30,063	$0	$30,063
Net Income (Loss)	$-3,765,932	$447,761	$-3,318,171

Income (Loss) per Share
Basic	$-0.42	$0.05	$-0.37
Diluted	$-0.42	$0.05	$-0.37

			Restatement
	As Filed		Adjustments		As Restated
Cash Flows From:
OPERATING ACTIVITIES	$
Net Income (Loss)		$-3,765,932		$447,761	-3,318,171
Adjustments to Reconcile Net Income (Loss) to Net Cash Flow from Operating Activities:
Shares issued on conversion of debt		$0		$0
Shares to be issued as consideration for services	$			$0
Shares issued for compensation		$145,550		$0	145,550
Distribution to affiliate		$-1,214,325		$0	-1,214,325
Depreciation & Amortization		$523,380		$0	523,380
Net Change, Right-of-Use Asset & Liabilities		$-31,775		$0	-31,775
Accounts Receivable		$-395,002		$0	-395,002
Inventory		$-1,231,796		$40,359	-1,191,437
Prepaids & Other Current Assets		$32,910		$0	32,910
Stock Account	$		$		-
Accounts Payable		$32,653		$0	32,653
Accrued Expenses		$-267,464		$0	-267,464
21030 Deferred Revenue		$701,234		$-488,120	213,114
Net Cash From (Used In) Operating Activities		$-5,470,618		$51	-5,470,567

INVESTING ACTIVITIES
Purchase of Equipment		$-76,636		$-50	-76,686
Affiliate companies	$			$0	-
Purchase of R&D Equipment	$			$0	-
Demonstration Equipment	$			$0	0
Purchase of Intangible Assets		$-408,169		$0	-408,169
Net Cash From (Used In) Investing Activities		$-484,805		$-50	-484,855

FINANCING ACTIVITIES
Proceeds from (Repayment of) Notes
Proceeds from (Repayment of) PPP Loan
Dividends Paid		$-	$
Proceeds from Sale of Common Stock		$-25,240		$0	-25,240
Net Cash From (Used In) Financing Activities		$-25,240		$0	-25,240
Net Cash Flow for Period		$-5,980,663		$-1	-5,980,662
Cash - Beginning of Period		$12,181,799		$0	12,181,799
Cash - End of Period		$6,201,136		$-1	6,201,137
NON-CASH INVESTING AND FINANCING ACTIVITIES
Share issued for purchase of license		$1,210,000		$0	1,210,000
SUPPLEMENTARY CASH FLOW INFORMATION
Cash Received / Paid During the Period for:
Income Taxes		$-	$		-
Interest		$39,509		$0	39,509

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

Material weaknesses were identified during the audit time period are tied to:

●	overall internal controls over financial reporting;
●	revenue recognition and supporting documentation;
●	accounts payable and other liabilities;
●	allowance on accounts receivable procedures; and
●	equity transactions

To address these issues Management will develop a plan to improve overall controls and procedures in each of these respective areas.

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

Laser Photonics Corporation

September 12, 2024	By:	/s/ Wayne Tupuola
	Name:	Wayne Tupuola
	Title:	President and CEO (Principal Executive Officer)

September 12, 2024	By:	/s/ Carlos Sardinas
	Name:	Carlos Sardinas
	Title:	Vice President, Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1+	Certificate of Incorporation of the Registrant

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant.

3.3+	Bylaws of the Registrant

4.1+	Specimen Stock Certificate evidencing the shares of Common Stock

10.1*+	Laser Photonics Corporation 2019 Stock Incentive Plan

10.2+	Sublease Agreement dated December 1, 2019 between Laser Photonics Corporation and ICT Investments, LLC

10.3	Exclusive License Agreement dated January 1, 2020 between Laser Photonics Corporation and ICT Investments, LLC

14.1	Code of Ethics

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

32.1	Section 1350 Certification of Chief Executive Officer

97.1	Incentive Compensation Recoupment Policy

101.SCH	XBRL Taxonomy Extension Schema Document

101.INS	Instance Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan

+ Incorporated by reference to the Company’s Form 10 filed with the Securities and Exchange Commission on April 30, 2020

-Oxley Act of 2002 and is not being filed as a separate disclosure document.

