Form 10-Q/A
period 2024-06-30
Laser Photonics Corp
filed 2024-09-12
CIK 1807887

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

EXPLANATORY NOTE

Laser Photonics Corporation (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024, as filed with the Securities Exchange Commission (“SEC”) on August 29, 2024 (the “Original Filing”) to amend note 3 to its financial statements in response to a comment letter from the SEC dated September 4, 2024, to explain the change in accounting policy in the recognition of the treatment of certain sales and marketing costs paid by the Company that were previously characterized as distributions to an affiliate of the Company, Fonon Corporation, in both the Company’s financial statements in its annual report on Form 10-K for its fiscal year ended December 31, 2023 and it Form 10-Q for the three months ended March 31, 2024, being treated in the Original Filing as a contribution to a shareholder that considers the above-referenced costs as a G&A expense as opposed to the previously assumed equity distribution to an affiliate. In addition, the Company has updated the certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 continues to speak as of the date of the Original Filing and does not reflect events that may have occurred subsequent to the Original Filing and does not modify or update in any way disclosures made in Amendment No. 1 except as set forth above.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & USE OF ESTIMATES.

Our significant accounting policies are provided in “Note 2 – Summary of Significant Accounting Policies” in our Financial Statements 2023 Form 10-K.

Beginning in Q2 2024, there was a change in accounting policy in the recognition of the distributions to an affiliate, Fonon Corporation, in fiscal year 2024 being treated as a contribution to a shareholder that considers the above-referenced costs as a G&A expense as opposed to the previously assumed equity distribution to an affiliate. In 2024 G&A expense is being treated as a form of compensation to the shareholder as opposed to a distribution to an affiliate company. The change in policy was a result of the delayed execution in the previously assumed corporate restructuring under which Fonon Corporation would become our parent company, which was the assumption for our Form 10-K for the fiscal year ended December 31, 2023 and first quarter 10-Q filings as stated above. The plan going forward is to segregate the entities costs in the near future, administrative delays are the only reason that has not occurred yet.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to September 12, 2024, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has the following to report:

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

Laser Photonics Corporation

Date: September 12, 2024	By:	/s/ Wayne Tupuola
President and Chief Executive Officer (Principal Executive Officer)

Date: September 12, 2024	By	/s/ Carlos Sardinas
Chief Financial Officer
(Principal Financial and Accounting Officer)

