Form 10-Q/A
period 2024-06-30
Laser Photonics Corp
filed 2024-09-24
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Laser Photonics Corporation (the “Company”) is filing this Amendment No. 2 (“Amendment No. 2”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024, as filed with the Securities Exchange Commission (“SEC”) on August 29, 2024 (the “Original Filing”) and amended on September 12, 2024 (“Amendment No. 1”), to amend its financial statements in response to a comment letter from the SEC dated September 4, 2024, to adopt the accounting treatment in its Original Filing in which the Company treated certain sales and marketing costs paid by the Company to an affiliate, Fonon Corporation, as equity distributions to an affiliate rather than as G&A expenses as set forth in Amendment No. 1. Our current independent registered accounting firm, M&K CPAS, PLLC, has now agreed, following certain information provided to them by the Company, with the treatment of such expenses being equity distributions to an affiliate rather than G&A expenses as was the position taken by our prior independent registered accounting firm., Fruci & Associates II, LLC, in our annual report on Form 10-K for its fiscal year ended December 31, 2023 and the Original Filing. In addition, the Company has updated the certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 2 continues to speak as of the date of the Original Filing and does not reflect events that may have occurred subsequent to the Original Filing and does not modify or update in any way disclosures made in the Original Filing and Amendment No. 1 except as set forth above.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LASER PHOTONICS CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	As of June 30, 2024 (Restated)	As of December 31, 2023 (Restated)
Assets
Current Assets:
Cash and Cash Equivalents	$2,747,633	$6,201,137
Accounts Receivable, Net	446,016	816,364
Inventory	2,105,421	2,237,455

Other Assets	405,638	39,190

Total Current Assets	5,704,708	9,294,146

Property, Plant, & Equipment, Net	923,674	952,811

Intangible Assets, Net	4,077,662	4,279,987

Operating Lease Right-of-Use Asset	374,559	597,143

Total Assets	$11,080,603	$15,124,087

Liabilities & Stockholders’ Equity
Current Liabilities:
Accounts Payable	$198,236	$223,040
Deferred Revenue	116,564	213,114
Current Portion of Operating Lease	197,614	434,152
Accrued Expenses	107,614	161,538
Total Current Liabilities	620,028	1,031,844

Long Term Liabilities:
Lease liability - less current	176,945	162,991
Total Long Term Liabilities	176,945	162,991
Total Liabilities	796,973	1,194,835

Commitments and Contingencies (Note 3)	-	-

Stockholders’ Equity:
Preferred stock Par value $0.001: 10,000,000 shares authorized. 0 Issued: shares were outstanding as of June 30, 2024 and December 31, 2023	-	-

Common Stock Par Value $0.001: 100,000,000 shares authorized; 12,270,427 and 9,253,419 issued, 12,245,490 and 9,228,482 outstanding as of June 30 , 2024, and December 31, 2023	12,270	9,253

Additional Paid in Capital	17,012,051	19,180,725

Retained Earnings (Deficit)	(6,715,451)	(5,235,486)

Treasury Stock	(25,240)	(25,240)

Total Stockholders’ Equity	10,283,630	13,929,252

Total Liabilities & Stockholders’ Equity	$11,080,603	$15,124,087

*	The reclassification from par to Additional Paid in Capital was done in Q2, 2024

See accompanying notes to financial statements.

LASER PHOTONICS CORPORATION

CONDENSED STATEMENTS OF PROFIT AND LOSS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2024 (Restated)	June 30, 2023 (Restated)	June 30, 2024 (Restated)	June 30, 2023 (Restated)
Net Sales	$623,435	$965,440	$1,366,426	$1,641,632

Cost of Sales	308,081	283,864	665,204	553,761

Gross Profit	315,354	681,576	701,222	1,087,871

Operating Expenses:

Sales & Marketing	266,282	522,918	402,891	785,842

General & Administrative	435,776	393,352	792,042	969,217

Depreciation & Amortization	245,894	100,947	431,210	184,084

Payroll Expenses	238,703	302,409	447,158	646,111

Research and Development Cost	60,232	40,205	107,923	80,459

Total Operating Expenses	1,246,887	1,359,831	2,181,224	2,665,713

Operating Income (Loss)	(931,533)	(678,255)	(1,480,002)	(1,577,842)
Other Income (Expenses):
Total Other Income (Loss)	(2,723)	(639)	37	(358,657)

Income (Loss) Before Tax	(934,256)	(678,894)	(1,479,965)	(1,936,499)

Tax Provision	-	-	-	-
Net Income (Loss)	$(934,256)	$(678,894)	$(1,479,965)	$(1,936,499)

Deemed Dividend from Software Acquisition	(6,615,000)	-	(6,615,000)	-
Net Comprehensive loss attributed to Common Shareholders	(7,549,256)	(678,894)	(8,094,965)	(1,936,499)

Earning (Loss) per Share:
Basic and Diluted	$(0.09)	$(0.09)	$(0.15)	$(0.25)
Loss per share (attributable to common shareholders)	(0.71)	(0.09)	(0.82)	(0.25)
Weighted Average of Shares Outstanding	10,589,108	7,878,419	9,924,908	7,878,419

See accompanying notes to financial statements.

LASER PHOTONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2024 (Restated)	June 30, 2023

OPERATING ACTIVITIES
Net Loss	$(1,479,965)	$(1,936,499)
Adjustments to Reconcile Net Loss to Net Cash Flow from Operating Activities:
Shares issued for compensation	33,336	-
Distribution to affiliate	(2,198,993)
Depreciation & Amortization	431,210	184,084
Change in Operating Assets & Liabilities:
Accounts Receivable	370,348	664,005
Inventory	132,034	(493,474)
Prepaids & Other Current Assets	(366,448)	(209,490)
Accounts Payable	(24,804)	26,810
Accrued Expenses	(53,924)	(322,846)
Deferred Revenue	(96,550)	-
Net Cash Used in Operating Activities	(3,253,756)	(2,087,409)

INVESTING ACTIVITIES
Purchase of Property, Plant an Equipment	(12,934)	(183,941)
Purchase of Research & Development Equipment	(4,095)	-
Purchase of Operational Software & Website	-	(6,199)
Invest in Leasehold Improvements	(182,719)	(19,707)
Net Cash Used in Investing Activities	(199,748)	(209,847)

FINANCING ACTIVITIES
Common stock.01 x 100,000,000	(92,533)
Common stock .001 x 100,000,000	12,253
Additional Paid in Capital	80,280
Net Cash Used in Financing Activities	0	-
Net Cash Flow for Period	(3,453,504)	(2,297,256)
Cash and Cassh Equivalents - Beginning of Period	6,201,137	12,181,799
Cash and Cash Equivalents- End of Period	$2,747,633	$9,884,543
NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on conversion of debt	-	-
Share issued for purchase of license	6,615,000	-
SUPPLEMENTARY CASH FLOW INFORMATION
Cash Received / Paid During the Period for:
Income Taxes	-	-
Interest	-	-

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(Restated)

								Additional	Accumulated	Stockholders’
	Preferred Stock		Common Stock		Shares to be issued.		Treasury	Paid-in	Gain	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	(Deficit)	(Deficit)
	#	$	#	$	#	$	$	$	$	$
As at December 31, 2023 (Restated)	-	-	9,253,419	9,253	-	-	(25,240)	19,180,725	(5,235,486)	13,929,252

Net loss	-	-	-	-	-	-	-	-	(545,709)	(545,709)

Distribution to affiliate	-	-	-	-	-	-	-	(1,019,687)	-	(1,019,687)

Stock Issued for compensation	-	-	17,008	17	-	-	-	33,319	-	33,336

As at March 31, 2024	-	-	9,270,427	9,270	-	-	(25,240)	18,194,357	(5,781,195)	12,397,192

Net loss	-	-	-	-	-	-	-	-	(934,256)	(934,256)

Distribution to affiliate	-	-	-	-	-	-	-	(1,179,306)	-	(1,179,306)

Stock issued for Software purchases	-	-	3,000,000	3,000	-	-	-	6,612,000	-	6,615,000

Deemed Divvident to APIC	-	-	-	-	-	-	-	(6,615,000)	-	(6,615,000)

As at June 30, 2024 (Restated)	-	-	12,270,427	12,270	-	-	(25,240)	17,012,051	(6,715,451)	10,283,630

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid in	Accumulated	Shares to be	Stockholders’
	Shares	Amount	Capital	Deficit	issued	Equity

Balance, January 1, 2023. 1,000,000,000 authorized at 0.01	7,878,419	$7,878	$18,211,425	$(1,917,315)	$829,500	$17,131,488

Net Income from the six months ended June 30, 2023	-	-	-	(1,936,499)	-	(1,936,499)

Balance, June 30, 2023	7,878,419	$7,878	$18,211,425	$(3,853,814)	$829,500	$15,194,989

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

Restatement of Q2 2024.

The financial statements are adjusted to reflect the Fonon Corporation amounts as distribution to affiliate. Prior treatment considered the transaction to be a related party but is now properly reflecting the transaction under common control and in line with prior 2023 financials.

Note 2. Restatement of Previously Issued Financial Statements 2024 Q2

Six Months Ended June 30, 2024 Balance Sheet

		Restatement
	As Filed	Adjustments	As Restated
Assets
Total assets	$11,080,603	$0	$11,080,603

Liabilities
Total Liabilitiy	$796,973	$0	$796,973
Common Stock Par Value $0.001	12,270	0	12,270
Additional Paid In Capital	19,211,044	-2,198,993	17,012,051
Retained Earnings	-8,914,444	2,198,993	-6,715,451
Treasury Stock	-25,240	0	-25,240
Total stockholders’ equity	$10,283,630	$0	$10,283,630
Total liabilities and stockholders’ equity	$11,080,603	$0	$11,080,603

Three Months ended June 30, 2024 Statement of operations

		Restatement
	As Filed	Adjustments		As Restated
Net Sales	$623,435		$0	$623,435
Cost of Sales	$308,081	$		$308,081
Gross Profit	$315,354	$		$315,354
General & Administrative	$1,615,082		-1,179,306	435,776
Operating Expenses:	$2,426,193		$-1,179,306	$1,246,887
Operating Income	$-2,110,839		1,179,306	-931,533
Onter income	$-2,723		$0	$-2,723
Net Income (Loss)	$-2,113,562		$1,179,306	$-934,256

Income (Loss) per Share
Basic and diluted	$-0.20		$0.11	$-0.09
Loss per share attributable to common shareholders	$-0.82		$0.11	$-0.71

Six Months ended June 30, 2024 Statement of operations

	As Filed	Adjustments		As Restated
Net Sales	$1,366,426		$0	$1,366,426
Cost of Sales	$665,204	$		$665,204
Gross Profit	$701,222	$		$701,222
General & Administrative	$2,991,035		-2,198,993	792,042
Operating Expenses:	$4,380,217		$-2,198,993	$2,181,224
Operating Income	$-3,678,995		2,198,993	-1,480,002
Onter income	$37		$0	$37
Net Income (Loss)	$-3,678,958		$2,198,993	$-1,479,965

Income (Loss) per Share
Basic and diluted	$-0.37		$0.22	$-0.15
Loss per share attributable to common shareholders	$-1.04		$0.22	$-0.82

Six Months Ended June 30, 2024 Cash Flows From:

			Restatement
	As Filed		Adjustments	As Restated

OPERATING ACTIVITIES	$
Net Income (Loss)		$-3,678,958	$2,198,993	-1,479,965
Adjustments to Reconcile Net Income (Loss) to Net Cash Flow from Operating Activities:
Shares issued for compensation		$33,336	$0	33,336
Distribution to affiliate		$0	$-2,198,993	-2,198,993
Depreciation & Amortization		$431,210	$0	431,210
Net Change, Right-of-Use Asset & Liabilities		$0	$0	0
Accounts Receivable		$370,348	$0	370,348
Inventory		$132,034	$0	132,034
Prepaids & Other Current Assets		$-366,448	$0	-366,448
Accounts Payable		$-24,804	$0	-24,804
Accrued Expenses		$-53,924	$0	-53,924
21030 Deferred Revenue		$-96,550	$0	-96,550
Net Cash From (Used In) Operating Activities		$-3,253,756	$0	-3,253,756

INVESTING ACTIVITIES
Net Cash From (Used In) Investing Activities		$-199,748	$0	-199,748

FINANCING ACTIVITIES
Net Cash From (Used In) Financing Activities		$0	$0	0
Net Cash Flow for Period		$-3,453,504	$0	-3,453,504
Cash - Beginning of Period		$6,201,137	$0	6,201,137
Cash - End of Period		$2,747,633	$0	2,747,633
NON-CASH INVESTING AND FINANCING ACTIVITIES
Share issued for purchase of license		$6,615,000	$0	6,615,000
SUPPLEMENTARY CASH FLOW INFORMATION	$		$0
Cash Received / Paid During the Period for:
Income Taxes		$-		$-
Interest		$0	$0	0

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

As of June 30, 2024, and December 31, 2023, respectively, our inventory consisted of the following:

Inventory	As of June 30, 2024 (Unaudited)	As of December 31, 2023 (Audited)

Equipment Parts Inventory	$992,741	$862,940
Finished Goods Inventory	931,227	992,744
Sales Demo Inventory	258,954	162,958.00
Work in process Inventory	203,683	243,029
Inventory Reserve	(281,184)	(24,216)
Total Inventory	$2,105,421	$2,237,455

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

For the 6 months ending June 30,2024 $2,198,993 was distributed to an affiliate party Fonon Corporation . The financial statements are adjusted to reflect the Fonon Corporation amounts as distribution to affiliate. Prior treatment considered the transaction to be a related party but is now properly reflecting the transaction under common control and in line with prior 2023 financials.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to September 21, 2024, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has the following to report:

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

	Six months ended on June 30,
Cash flow data	2024	2023
Net cash provided by (used in) operating activities	$(3,253,756)	$(2,087,409)
Net cash provided by (used in) investing activities	$(199,748)	$(209,847)
Net cash provided by (used in) financing activities	$0	$-
Net change in cash and cash equivalents	$(3,453,504)	$(2,297,256)
Cash at end of period	$2,747,633	$9,884,543

As of June 30, 2024, the Company had $2,747,633 in cash, $2,957,074 in current assets (without cash and cash equivalents) and $620,028 in current liabilities.

As a result, on June 30, 2024, the Company had 5,048,679 in total working capital, compared to $8,262,302 of total working capital on December 31, 2023.

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

For the six months ending June 30, 2024, our net income was $(1,479,965) as compared to $(1,936,499) in the same period of 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Summary Financial Information – Non-GAAP EBITDA

	Three Months Ending June 30,		Six Months Ending June 30,
	2024 (Restated)	2023 (Audited)	2024 (Restated)	2023 (Audited)
Other financial data:
EBITDA(1)	$(675,733)	$(577,947)	$(1,036,126)	$(1,752,415)
Adjusted EBITDA(2)	$(675,733)	$(577,947)	$(1,036,126)	$(1,752,415)

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

	Three Months Ending June 30,		Six Months Ending June 30,
	2024 (Restated)	2023 (Audited)	2024 (Restated)	2023 (Audited)
Reconciliation of EBITDA:
Net Income (Loss)	$(934,256)	$(678,894)	$(1,479,965)	$(1,936,499)
Add (deduct):
Interest expense	-	-	-	-
Taxes	12,629	-	12,629	-
Other	-	-
Depreciation & Amortization	245,894	100,947	431,210	184,084
EBITDA(1)	(675,733)	(577,947)	(1,036,126)	(1,752,415)
Other adjustments	-	-		-
Adjusted EBITDA(2)	$(675,733)	$(577,947)	$(1,036,126)	$(1,752,415)

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

Laser Photonics Corporation

Date: September 24, 2024	By:	/s/ Wayne Tupuola
President and Chief Executive Officer (Principal Executive Officer)

Date: September 24, 2024	By	/s/ Carlos Sardinas
Chief Financial Officer
(Principal Financial and Accounting Officer)

