Form 10-Q
period 2024-09-30
Laser Photonics Corp
filed 2024-11-18
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

As of September 30, 2024, the registrant had 13,832,395 shares of common stock, par value $.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LASER PHOTONICS CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	As of September 30, 2024 (Unaudited)	As of December 31, 2023 (Audited)
Assets
Current Assets:
Cash and Cash Equivalents	$2,121,760	$6,201,137
Accounts Receivable, Net	725,780	816,364
Account Receivable affiliate	47,515

Inventory	1,830,725	2,237,455

Other Assets	40,788	39,190

Total Current Assets	4,766,568	9,294,146

Property, Plant, & Equipment, Net	1,258,488	952,811

Intangible Assets, Net	4,026,820	4,279,987

Other Long Term Assets	316,378

Operating Lease Right-of-Use Asset	252,558	597,143

Total Assets	$10,620,812	$15,124,087

Liabilities & Stockholders’ Equity
Current Liabilities:
Accounts Payable	$527,712	$223,040
Accounts Payable affiliate	6,227
Deferred Revenue	116,564	213,114
Current Portion of Operating Lease	206,212	434,152
Accrued Expenses	30,083	161,538
Total Current Liabilities	886,798	1,031,844

Long Term Liabilities:
Lease liability - less current	46,346	162,991
Total Long Term Liabilities	46,346	162,991
Total Liabilities	933,144	1,194,835

Commitments and Contingencies (Note 3)	-	-

Stockholders’ Equity:
Preferred stock Par value $0.001: 10,000,000 shares authorized. 0 Issued: shares were outstanding as of September 30, 2024 and December 31, 2023	-	-

Common Stock Par Value $0.001: 100,000,000 shares authorized; 13,832,395 and 9,253,419 issued and 13,807,460 and 9,228,482 outstanding as of September 30, 2024, and December 31, 2023	13,832	9,253

Additional Paid in Capital	18,039,795	19,180,725

Retained Earnings (Deficit)	(8,340,719)	(5,235,486)

Treasury Stock	(25,240)	(25,240)

Total Stockholders’ Equity	9,687,668	13,929,252

Total Liabilities & Stockholders’ Equity	$10,620,812	$15,124,087

* The reclassification from par to Additional Paid in Capital was done in Q2, 2024

See accompanying notes to financial statements.

 LASER PHOTONICS CORPORATION

CONDENSED STATEMENTS OF PROFIT AND LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2024 (Unaudited)	September 30, 2023 (Restated)	September 30, 2024 (Unaudited)	September 30, 2023 (Restated)
Net Sales	$669,182	$1,303,205	$2,083,123	$2,944,837

Net Sales Affiliate	47,515

Cost of Sales	107,277	333,325	772,481	887,086

Gross Profit	609,420	969,880	1,310,642	2,057,751

Operating Expenses:

Sales & Marketing	554,667	677,026	957,558	1,462,868

General & Administrative	1,053,124	608,647	1,845,167	1,936,521

Depreciation & Amortization	238,617	152,210	669,827	336,294

Payroll Expenses	406,107	347,461	853,264	993,572

Research and Development Cost	62,802	75,430	170,725	155,889

Total Operating Expenses	2,315,317	1,860,774	4,496,541	4,885,144

Operating Income (Loss)	(1,705,897)	(890,894)	(3,185,899)	(2,827,393)
Other Income (Expenses):
Total Other Income (Loss)	80,629	(4,215)	80,666	(4,215)

Income (Loss) Before Tax	(1,625,268)	(895,109)	(3,105,233)	(2,831,608)

Tax Provision	-	-	-	-
Net Income (Loss)	$(1,625,268)	$(895,109)	$(3,105,233)	$(2,831,608)

Deemed Dividend from Software Acquisition	-	-	(6,615,000)	-
Net Comprehensive loss attributed to Common Shareholders	(1,625,268)	(895,109)	(9,720,233)	(2,831,608)

Earning (Loss) per Share:
Basic and Diluted	$(0.13)	$(0.11)	$(0.29)	$(0.36)
Loss per share (attributable to common shareholders)	(0.13)	(0.11)	(0.90)	(0.36)
Weighted Average of Shares Outstanding	12,671,166	7,878,419	10,847,009	7,878,419

 See accompanying notes to financial statements.

LASER PHOTONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2024 (Unadited)	September 30, 2023 (Restated)

OPERATING ACTIVITIES
Net Loss	$(3,105,233)	$(2,831,608)
Adjustments to Reconcile Net Loss to Net Cash Flow from Operating Activities:
Bad Debt	208,351
Shares issued for compensation	33,336	-
Distribution to affiliate	(3,822,037)
Depreciation & Amortization	669,827	336,294
Change in Operating Assets & Liabilities:
Accounts Receivable	(165,282)	(36,083)
Inventory	(26,979)	(640,180)
Prepaids & Other Current Assets	(15,976)	5,591
Other Liabilities	0	106
Accounts Payable	311,874	30,034
Accrued Expenses	(132,431)	(338,605)
Deposits	(302,000)
Deferred Revenue	(96,549)	-
Net Cash Used in Operating Activities	(6,443,099)	(3,474,451)

INVESTING ACTIVITIES
Purchase of Property, Plant an Equipment	(57,550)	(124,833)
Purchase of Research & Development Equipment	(5,295)	-
Vehicles		(144,096)
Licenses & Patents		(2,875)
Purchase of Operational Software & Website	-	(34,069)
Invest in Leasehold Improvements	(225,783)	(19,707)
Net Cash Used in Investing Activities	(288,628)	(325,580)

FINANCING ACTIVITIES
Corrections of stock compensation		(71,250)
Shares issued for PIPE	2,652,350
Net Cash provided by (used in) Financing Activities	2,652,350	(71,250)
Net Cash Flow for Period	(4,079,377)	(3,871,281)
Cash and Cash Equivalents - Beginning of Period	6,201,137	12,181,799
Cash and Cash Equivalents-End of Period	$2,121,760	$8,310,518
NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on conversion of debt	-	-
Share issued for purchase of license	6,615,000	-
Common Stock to be issued for cashless exercise of warrants	62

SUPPLEMENTARY CASH FLOW INFORMATION
Cash Received / Paid During the Period for:
Income Taxes	-	-
Interest	-	-

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Three months ended September 30, 2024
	Preferred Stock		Common Stock		Shares to be issued		Treasury		Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	APIC	Deficit	Equity
Balance, June 30,2024			12,270,427	$12,270			$(25,240)	$17,012,050	$(6,715,451)	$10,283,629

Net Loss from the three months ended September 30, 2024									$(1,625,268)	$(1,625,268)

Distribution to affiliate								$(1,623,043)		$(1,623,043)

Stock Issue PIPE			1,500,000	$1,500				$2,650,850		$2,652,350

Cashless Exercise of Warrants			61,970	$62				$(62)		$0

Balance, September 30, 2024			13,832,397	$13,832			$(25,240)	$18,039,795	$(8,340,719)	$9,687,668

	Three months ended September 30, 2023
	Preferred Stock		Common Stock		Shares to be issued		Treasury		Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	APIC	Deficit	Equity
Balance, June 30,2023 (Restated)			7,878,419	$7,878		$829,500		$18,211,424	$(3,853,813)	$15,194,989

Net Loss from the three months ended September 30, 2023									$(895,109)	$(895,109)

Correction of Stock Compensation related errors								$(71,250)		$(71,250)

Balance, September 30, 2023 ( Restated)			7,878,419	$7,878		$829,500		$18,140,174	$(4,748,922)	$14,228,630

	Nine months ended September 30, 2024
	Preferred Stock		Common Stock		Shares to be issued		Treasury		Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	APIC	Deficit	Equity
Balance, December 31,2023			9,253,419	$9,253			$(25,240)	$19,180,725	$(5,235,486)	$13,929,252

Net Loss from the nine months ended September 30, 2024									$(3,105,233)	$(3,105,233)

Distribution to affiliate								$(3,822,037)		$(3,822,037)

Stock Issued for compensation			17,008	$17				$33,319		$33,336

Stock issued for Software purchases			3,000,000	$3,000				$6,612,000		$6,615,000

Deemed Divident to APIC								$(6,615,000)		$(6,615,000)

Stock Issue PIPE			1,500,000	$1,500				$2,650,850		$2,652,350

Cashless Exercise of Warrants			61,970	$62				$(62)		$0

Balance, September 30, 2024			13,832,397	$13,832			$(25,240)	$18,039,795	$(8,340,719)	$9,687,668

	Nine months ended September 30, 2023
	Preferred Stock		Common Stock		Shares to be issued		Treasury		Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	APIC	Deficit	Equity
Balance, December 31,2022			7,878,419	$7,878		$829,500		$18,211,425	$(1,917,315)	$17,131,488

Net Loss from the nine months ended September 30, 2023									$(2,831,608)	$(2,831,608)

Correction of Stock Compensation related errors								$(71,250)		$(71,250)

Balance, September 30, 2023 ( Restated)			7,878,419	$7,878		$829,500		$18,140,174	$(4,748,922)	$14,228,630

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

Going Concern

The Company has not earned sufficient revenue since inception and has sustained operating losses during the year ended December 31, 2023, and through September 30, 2024. The Company had positive working capital as of September 30, 2024. The Company’s continuation as a going concern is dependent on its ability to generate additional cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required. These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these financial statements are issued.

Note 2.

Restatement of Previously Issued Financial Statements 2023 Q3

Q3 2023 was unaudited and as we were preparing our Q3 2024 filing we noticed the balances in our ledger did not match what was filed. Our system of record current financials is the basis for the financials as they are presented, not the prior Q3 2023 filing.

	Nine Months Ended September 30 2023
		Restatement
	As Filed	Adjustments	As Restated
Statement of operations
Net Sales	$3,444,649	$(499,812)	$2,944,837
Other income
Cost of Sales	858,317	28,769	887,086
Gross Profit	2,586,332	(528,581)	2,057,751
Operating Expenses:
Sales & Marketing	1,562,868	(100,000)	1,462,868
General & Administrative	3,186,580	(1,250,059)	1,936,521
Depreciation & Amortization	336,294	(0)	336,294
Payroll Expenses	0	993,572	993,572
Research & Development	0	155,889	155,889
Total Operating Expenses	$5,085,742	$(200,598)	$4,885,144
Operating Income (Loss)	(2,499,410)	(327,983)	(2,827,393)
Total Other Income (Loss)	0	(4,215)	(4,215)
Interest Expenses
Income (Loss) Before Tax	(2,499,410)	(332,198)	(2,831,608)
Net Income (Loss)	$(2,499,410)	$(332,198)	$(2,831,608)

Earning (Loss) per Share
Basic	$(0.31)		$(0.36)
Diluted	$(0.31)		(0.36)

		Restatement
	As Filed	Adjustments	As Restated
Statement of cash flows
OPERATING ACTIVITIES
Net Income (Loss)	$(2,499,410)	$(332,198)	$(2,831,608)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flow from Operating Activities:
Depreciation & Amortization	336,294	0	336,294
Stock Compensation	145,500	(145,500)	0
Change in Operating Assets & Liabilities:
Accounts Receivable	(308,764)	272,681	(36,083)
Inventory	(916,449)	276,269	(640,180)
Prepaids & Other Current Assets	5,591	0	5,591
Other Liabilities	106	0	106
Accounts Payable	42,930	(12,896)	30,034
Accrued Expenses	(351,500)	12,895	(338,605)
Net Cash From (Used In) Operating Activities	$(3,545,702)	$71,251	(3,474,451)

INVESTING ACTIVITIES
Purchase of Equipment	$0	$(124,833)	(124,833)
Vehicles	0	(144,096)	(144,096)
Licenses & Patents	0	(2,875)	(2,875)
Leashold improvements	0	(19,707)	(19,707)
Purchase of Operational Software & Webstie	0	(34,069)	(34,069)
Purchase of Long Term Assets	(288,636)	288,636	0
Purchase of Intangible Assets	(36,944)	36,944	0
Net Cash From (Used In) Investing Activities	$(325,580)	$0	(325,580)

FINANCING ACTIVITIES
Common Stock	0	0	0
Additional Paid in Capital	0	(71,250)	(71,250)
Retained Earnings
Net Cash From (Used In) Financing Activities	$0	$(71,250)	(71,250)
Net Cash Flow for Period	$(3,871,282)	$1	(3,871,281)
Cash - Beginning of Period	12,181,799	0	12,181,799
Cash - End of Period	$8,310,519	$(1)	8,310,518
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock Issued to pay Compensation for Marketing	$829,500	$(829,500)	$0

	Three Months Ended September 30 2023
		Restatement
	As Filed	Adjustments	As Restated
Statement of operations
Net Sales	$1,239,554	$63,651	$1,303,205
Other income
Cost of Sales	333,325	0	333,325
Gross Profit	906,229	63,651	969,880
Operating Expenses:
Sales & Marketing	625,097	51,929	677,026
General & Administrative	1,198,318	(589,671)	608,647
Depreciation & Amortization	152,210	0	152,210
Payroll Expenses	0	347,461	347,461
Research & Development	0	75,430	75,430
Total Operating Expenses	$1,975,625	$(114,851)	$1,860,774
Operating Income (Loss)	(1,069,396)	178,502	(890,894)
Total Other Income (Loss)	0	(4,215)	(4,215)
Interest Expenses
Income (Loss) Before Tax	(1,069,396)	174,287	(895,109)
Net Income (Loss)	$(1,069,396)	$174,287	$(895,109)

Earning (Loss) per Share
Basic and diluted	$(0.13)		$(0.11)

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

Current Liabilities

Accounts Payable

Accounts payable consist of short-term liability to our vendors and sub-contractors, who extend credit terms to the Company or deliver goods or services with delayed payment terms. As of September 30, 2024, and December 31, 2023, our accounts payable were recorded at $533,938 and $223,040, respectively.

Deferred Revenue

Deferred Revenue is primarily comprised of products that have been made available to key distributors that have not been sold. As of September 30, 2024, the Company had $ 116,564, and December 31, 2023, the Company’s deferred revenue liabilities were recorded $213,114.

As of September 30, 2024, there were no loan balances owed by the Company.

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

Accounts Receivable

Trade accounts receivable is recorded net of allowance for expected uncollectible accounts. The Company extends credit to its customers in the normal course of business and performs on-going credit evaluations of its customers. All accounts, or portions thereof, that are deemed uncollectible are written off to bad debt expense, as incurred. In addition, most sales orders are not accepted without a substantial deposit. As of September 30, 2024, the balance of collectible accounts was $981,266. There is Allowance of Bad Debt considered as of September 30, 2024, for $207,971.

Inventory

Inventories are stated at a lower cost or net realizable value using the first-in first-out (FIFO) method. The Company has four principal categories of inventory:

Sales demonstration inventory - Sales demonstration inventory represents completed product used to support our sales force for demonstrations and held for sale. Sales demonstration inventory is held in our demo facilities or by our sales representatives for up to three years, at which time it would be refurbished and transferred to finished goods as used equipment, stated at the lower of cost or net realizable value. Sales Demo inventory is recorded as a fixed asset now and the useful life considered is seven years for most items. We do have one item considered with five years useful life.

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

As of September 30, 2024, and December 31, 2023, respectively, our inventory consisted of the following:

Inventory	As of September 30, 2024 (Unaudited)	As of December 31, 2023 (Audited)

Equipment Parts Inventory	$969,356	$862,940
Finished Goods Inventory	908,327	992,744
Sales Demo Inventory	-	162,958.00
Work in process Inventory	234,226	243,029
Inventory Reserve	(281,184)	(24,216)
Total Inventory	$1,830,725	$2,237,455

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

Machinery and Equipment

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.

Category	Economic Useful Life
Office furniture and fixtures	5-7 years
Machinery. Vehicles and equipment	5-7 years
Leasehold improvements	Lease term

Fixed Assets	As of September 30, 2024 (Unaudited)	As of December 31, 2023 (Audited)

Accumulated Depreciation	$(1,146,616)	$(729,956)
Machinery & Equipment	799,652	796,783
Office Furniture & Computer Equipment	132,168	77,487
Vehicles	90,959	90,959
R&D Equipment	43,268	37,973
Leasehold improvements	257,558	31,775
Demonstration equipment	1,081,499	647,790
Total Fixed Assets	$1,258,488	$952,811

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

Intangible Assets	As of September 30, 2024 (Unaudited)	As of December 31, 2023 (Audited)

Accumulated Amortization	$(978,395)	$(725,228)
Customer Relationships	211,000	211,000
Equipment Design Documentation	2,675,000	2,675,000
Operational Software & Website	339,539	339,539
Trademarks	216,800	216,800
License & Patents	1,562,876	1,562,876
Total Intangible Assets	$4,026,820	$4,279,987

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024 (Unaudited)	2023 (Restated)	2024 (Unaudited)	2023 (Restated)

Operating Lease Expense	$132,819	$91,062	$292,513	$272,733

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

Preferred Stock

●	Par value: $0.001
●	Authorized: 10,000,000
●	Issued: There were no preferred shares issued and outstanding as of September 30, 2024

Common Stock

●	Par value: $0.001
●	Authorized: 100,000,000
●	Issued: 13,832,395 as of September 30, 2024

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

On August 16, 2024, Laser Photonics Corporation (the “Company”) entered a private placement transaction (the “Private Placement”) pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors (the “Purchasers”) for aggregate gross proceeds of $3.0 million, before deducting fees to the placement agent and other expenses payable by the Company in connection with the Private Placement. The Company intends to use the net proceeds from the Private Placement for working capital and general corporate purposes. Aegis Capital Corp. (“Aegis”), acted as the exclusive placement agent for the Private Placement, which closed on August 19, 2024. On September 6, 2024, 1,500,000 of Common stock were issued under the PIPE. In addition to the shares that were issued the investors were granted warrants for shares exercisable at $4.34/ share that would not be eligible for exercising until October 21,2024 at the earliest. The relative fair value of the warrants is $1,683,867.

On September 16, 2024, 61,968 shares of Common Stock were cashless exercised by Alexander Capital who held these warrants as part of the initial IPO completed in November 2022.

Warrants

As of September 30, 2024, there were 1,500,000 Warrants Outstanding related to above mentioned PIPE.

Options

As of September 30, 2024, there were no Options Issued or Outstanding

NOTE 6 – RELATED PARTY TRANSACTIONS

ICT Investments provides the Company with accounting services and various management services on a as needed basis. For the six months ended September 30, pursuant to an arrangement with ICT Investment, the Company paid in total $35,760 and $28,217, respectively, for various accounting services and management resources. Any distributions between Laser Photonics and ICT must be distributed to affiliate company.

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

For the 9 months ending September 30,2024 there was related party liability of $3,089.36 payable to Fonon Technologies for sales commission and $3,137.19 payable to Dmitriy Nikitn for consulting.

For the 9 months ending September 30,2024 $3,822,037 was distributed to an affiliate party Fonon Corporation. The financial statements are adjusted to reflect the Fonon Corporation amounts as distribution to affiliate. Prior treatment considered the transaction to be a related party but is now properly reflecting the transaction under common control and in line with prior 2023 financials.

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

We only have $252,558 in lease liability on the balances sheet. Current amount is $206,212 and long-term amount is $46,346 as of September 30, 2024.

The maturity amounts of our lease liabilities are as follows:

Year ending December 31,	Operating Leases
2024	$93,553
2025	$159,005
Total	$252,558

NOTE 8 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to November 21, 2024, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has the following to report:

On October 31, 2024 completed the acquisition of Control Micro Systems, Inc. (CMS).

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

Service of Laser Blasting Equipment

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided and (and used in) operating, investing, and financing activities for nine months ended as of September 30, 2024, and September 30, 2023.

	Nine months ended on September 30,
Cash flow data	2024 (Unaudited)	2023 (Restated)
Net cash provided by (used in) operating activities	$(6,443,099)	$(3,474,451)
Net cash provided by (used in) investing activities	$(288,628)	$(325,580)
Net cash provided by (used in) financing activities	$2,652,350	$(71,250)
Net change in cash and cash equivalents	$(4,079,377)	$(3,871,281)
Cash at end of period	$2,121,760	$8,310,518

As of September 30, 2024, the Company had $2,121,760 in cash, $2,961,186 in current assets (without cash and cash equivalents) and $886,796 in current liabilities.

As a result, on September 30, 2024, the Company had $3,879,770 in total working capital, compared to $8,262,302 of total working capital on December 31, 2023.

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

For the three months ending September 30, 2024, we recognized revenue of $716,697, as compared to $1,303,205 in revenue for the same period in 2023, a decrease of $586,508. The decrease is primarily due to the timing of orders expected to be booked in Q3 2024.

For the nine months ending September 30, 2024, we recognized revenue of $2,083,123, as compared to $2,944,837 in revenue for the same period in 2023, a decrease of $861,714. The decrease is primarily due to the timing of orders expected to be booked by Q3 2024 being delayed into Q4 2024.

	Three Months Ended September 30,		Nine months Ended September 30,
	2024 (Unaudited)	2023 (Restated)	2024 (Unaudited)	2023 (Restated)

Revenue	$716,697	$1,303,205	$2,083,123	$2,944,837

For the three months ending September 30, 2024, our net income was $(1,625,268) as compared to $(895,109) in the same period of 2023.

For the nine months ending September 30, 2024, our net income was $(3,105,233) as compared to $(2,831,608) in the same period of 2023.

We are entering into laser equipment sales agreements with customers for specific equipment based upon purchase orders and our standard terms and conditions of sale.

Under our customer contracts or / and purchase orders, we transfer title and risk of loss to the customer and recognize revenue upon shipment. Our customers do not have extended payment terms or rights of return under these contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Summary Financial Information – Non-GAAP EBITDA

	Three Months Ending September 30,		Nine Months Ending September 30,
	2024 (Unaudited)	2023 (Restated)	2024 (Unaudited)	2023 (Restated)
Other financial data:
EBITDA(1)	$(1,235,616)	$(742,899)	$(2,271,742)	$(2,495,314)
Adjusted EBITDA(2)	$(1,235,616)	$(742,899)	$(2,271,742)	$(2,495,314)

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

We believe EBITDA and Adjusted EBITDA are helpful for investors to better understand our underlying business operations. The following table adjusts Net Income to EBITDA and Adjusted EBITDA for the three- and nine-months ending September 30, 2024, and 2023.

	Three Months Ending September 30,		Nine Months Ending September 30,
	2024 (Unaudited)	2023 (Restated)	2024 (Unaudited)	2023 (Restated)
Reconciliation of EBITDA:
Net Income (Loss)	$(1,625,268)	$(895,109)	$(3,105,233)	$(2,831,608)
Add (deduct):
Interest expense	-	-	-	-
Taxes	151,035	-	163,664	-
Other	-	-
Depreciation & Amortization	238,617	152,210	669,827	336,294
EBITDA(1)	(1,235,616)	(742,899)	(2,271,742)	(2,495,314)
Other adjustments	-	-		-
Adjusted EBITDA(2)	$(1,235,616)	$(742,899)	$(2,271,742)	$(2,495,314)

Subsequent Events

None

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements.

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

Laser Photonics Corporation

Date: November 18, 2024	By:	/s/ Wayne Tupuola
President and Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2024	By	/s/ Carlos Sardinas
Chief Financial Officer
(Principal Financial and Accounting Officer)

