Form 10-K
period 2024-12-31
Laser Photonics Corp
filed 2025-06-24
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed be Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 31, 2024, and as of the date this Form 10-K is filed with the Securities and Exchange Commission, the Registrant’s common stock is trading on the NASDAQ under the ticker symbol “LASE”.

As of June 18, 2025, there were 14,276,150 shares of the registrant’s Common Stock outstanding.

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

2

PART I

ITEM 1. BUSINESS

OVERVIEW

We were formed under the law of Wyoming on November 8, 2019. We changed our domicile to Delaware on March 5, 2021. We are a vertically integrated manufacturing company for photonics-based industrial products and solutions and, since recently acquiring the assets of Control Micro Systems, Inc., have now expanded the market for our laser products into the large, growing pharmaceutical manufacturing vertical, in what we believe is a recession-resistant sector with significant barriers to entry.

We are pioneering a new generation of laser blasting technologies focused on disrupting the sandblasting and abrasives blasting markets. We offer a full portfolio of integrated laser blasting solutions for corrosion control, rust removal, de-coating, pre-welding and post-welding, laser cleaning and surface conditioning. Our solutions span use cases throughout product lifecycles, from product fabrication to maintenance and repair, as well as aftermarket operations. Our laser blasting solutions are applicable in most industries dealing with materials processing, including automotive, aerospace, healthcare, consumer products, shipbuilding, heavy industry, machine manufacturing, nuclear maintenance and de-commissioning and surface coating.

Our vertically integrated operations allow us to reduce development and advanced laser equipment manufacturing time, offer better prices, control quality and protect our proprietary knowhow and technology compared to other laser cleaning companies and companies with competing technologies.

We initiated our sales effort in December 2019. By December 31, 2024, we had net revenues of $3.415 million. We are strategically positioned to drive growth and innovation in the laser technology market by targeting three key customer segments: government entities, Fortune 1000 companies, and medium/small businesses. Each of these segments presents unique opportunities and challenges, and our business model is designed to cater specifically to the needs and growth potential within each category.

For government agencies, we provide highly specialized laser solutions that meet stringent regulatory and performance standards. This segment benefits from our expertise in delivering reliable, durable, and effective laser systems for various applications, from defense and aerospace to public infrastructure projects. Working with government clients not only solidifies our reputation as a trusted provider of advanced laser technology but also paves the way for new contracts and collaborative projects. One of our current projects is the Laser Shield Anti-Drone System (LSAD), a joint development with our affiliate, Fonon Corporation, to create a laser defense system to serve as an immediate response defense system for addressing the threat of small-scale unmanned aerial systems (UAS) in conflict zones and expeditionary locations. We successfully completed a test of the LSAD prototype at our Orlando facility.

Fortune 1000 companies represent another critical segment, where our laser technology can significantly enhance operational efficiency, precision, and productivity. By addressing the unique challenges of large-scale industrial applications, we position ourselves as an essential partner in the innovation strategies of these corporations. Our advanced laser solutions help these clients stay competitive and maintain high-quality standards, driving repeat business and fostering long-term partnerships.

Medium and small businesses represent the third key pillar of our customer base, and we  recognize that this segment has unique operational needs, budget considerations, and purchasing behaviors compared to larger enterprises and government agencies. To better serve this growing market, we have launched a targeted initiative to expand our outside sales force and equip them with our CleanTech Professional Portable Finishing Laser 1040 (CTPF-1040)—a compact, high-performance laser system designed for versatility, mobility, and ease of use.

This initiative empowers our sales team to bring the CleanTech experience directly to the customer, allowing potential clients to see and feel the benefits of our laser technology in real-time, within their own environments. For situations involving larger, more complex components—or when customers are unable to send samples to our Customer Experience Center—we have deployed two fully equipped mobile demonstration vans. These vehicles are outfitted with a range of laser systems and come complete with onboard power generation, compressed air, and full laser safety gear, enabling us to perform live on-site demonstrations, sample processing, and customer training anywhere in the field.

By strategically addressing the distinct needs of enterprise, government, and small-to-medium business customers—and leveraging our agile, field-ready sales team to deepen engagement and showcase our technology—we are positioning ourselves for strong, sustainable growth. Our customer-first approach, combined with cutting-edge product innovation and adaptive market strategies, strengthens our reputation as a trusted, forward-thinking leader in the laser technology industry.

We market our products globally through our direct sales force which is located in the United States.

We have a perpetual, worldwide exclusive license agreement with ICT Investments, LLC (“ICT Investments”), an affiliate of the Company as discussed below, to sell the Laser Photonics™ branded equipment and licenses for laser cleaning and rust removal, in exchange for 3,000,000 shares of common stock.

On October 18, 2023, we entered into a license agreement with an affiliated company, Fonon Technologies, Inc., which is majority-owned by ICT Investments, for an exclusive, worldwide, nontransferable license for high power turbo piercing (“Cold Cutting”) laser cutting technology and any improvements to such technology to allow us to manufacture, sell, export and import products incorporating such technology in return for our paying a license fee of $350,000 in cash and a one-time grant of 1,000,000 restricted shares of our common stock to ICT Investments.

ICT Investments LLC currently owns approximately 31.13% of the outstanding shares of our common stock and Fonon Corporation currently owns approximately 21.04% of the outstanding shares of our common stock, and collectively are our majority shareholders. Dmitriy Nikitin has voting control of the Company through his ownership of all membership interests of ICT Investments, LLC which is the controlling entity of Fonon Corporation and Fonon Technologies, Inc. On May 21, 2024 we entered into a license agreement with Fonon Corporation to receive an exclusive, worldwide, sublicensable license to Fonon’s laser material processing equipment and technology, including all applications of laser cutting, marking, engraving, laser welding, brazing, ablation, laser drilling, semiconductor chip marking, semiconductor and flat panel display laser processing equipment, all other laser material processing equipment documented or existing in a form of knowhow and/or trade secrets in return for 3,000,000 restricted shares of Laser Photonics common stock. ICT Investments, LLC, through its control of Fonon Corporation and Fonon Technologies, Inc., in the aggregate, owns approximately _59.19_% of our common stock and will have the voting power to decide all matters submitted to a vote of our shareholders, including the election of our directors. Through our affiliation with ICT Investments, its portfolio companies and its customers, we have access to more than 1,500 high profile Fortune 5000 customer prospects as well as recognition as a global leader in manufacturing premium laser equipment. In addition, through the expertise and reputation of our officers, Board members and advisors, we have the foundation of our technologically advanced, disruptive laser systems specifically suited for most material processes with specific cleaning requirements and challenges.

On October 30, 2024, we entered into an Asset Purchase Agreement with Control Micro Systems, Inc. (“CMS”), a laser company located in Orlando, Florida, that designs and builds turnkey laser material processing systems for marking, cutting, drilling and welding. CMS allows us to expand into the pharmaceutical market for controlled-release medications that are expanding rapidly, driven by the growing need for more effective and patient-friendly drug delivery systems. Controlled-release tablets, which gradually release medication over time, require precision manufacturing techniques to ensure the proper dosage and timing of active ingredient release. Laser technology plays a critical role in creating micro-drilled apertures in these tablets, ensuring accurate and consistent drug release. We believe that there is a significant opportunity to unlock CMS’s growth potential by integrating it into our existing sales and marketing infrastructure, enhancing customer engagement and expanding our market reach to maximize wallet share from current customers and bring new clients on board.

With global pharmaceutical companies focusing on enhancing drug delivery mechanisms, the demand for laser-based solutions like those provided by CMS is expected to rise. CMS’ experience in supplying laser systems to pharmaceutical companies, coupled with Laser Photonics’ sales and marketing expertise, positions LPC to take full advantage of this growing market segment. We acquired all business assets of CMS, including its intellectual property. This purchase enabled us to expand into the large and growing pharmaceutical manufacturing vertical as well as hiring CMS’ existing workforce, including engineers and customer support personnel, that we believe will add significant value to the acquired CMS assets.

Our principal executive offices are located at 1101 N. Keller Rd., Suite G, Orlando, Florida 32810, and our telephone number is (407) 804-1000. Our corporate website is https://laserphotonics.com. Information contained on our websites does not form a part of this prospectus.

Growth Strategy

Our objective is to achieve a leadership position in our industry with a focus in growth technologies including laser welding, laser cutting, laser cleaning, semiconductor, 3-D Printing, and anti-drone defense. The key elements of our growth strategy are:

Multi-market and Multi-product Approach. We intend to develop and manufacture laser systems for a variety of markets to reduce the financial impact that a downturn in any one market would have.

Accent on Developing Standard Systems for Specific Markets. We expect to increase sales through an industry-recognized expertise in clearly defined markets with substantial sales demand such as rust removal equipment for the shipbuilding industry, laser de-contamination equipment for the nuclear industry and laser blasting cabinets for the general manufacturing industry.

Broaden Customer Relationships. We expect to develop a globally diversified customer base in a variety of industries. We seek to differentiate ourselves from our competitors through superior product pricing, performance and service. We believe that a global presence and investments in application engineering and support will create competitive advantages in serving multinational and local companies.

New Product Development. We intend to target new applications early in the development cycle and drive adoption by leveraging our strong customer relationships, engineering expertise and competitive production costs.

We intend to continue to stay ahead of the technology curve by researching and developing cutting edge products and technologies for both large and small businesses. In addition to our attention to Fortune 1000 companies, we also view the small companies as an attractive market opportunity since they were previously unable to take advantage of laser processing equipment due to high prices, significant operating costs and the technical complexities of the laser equipment. As a result, we are developing a group of standardized laser cleaning equipment that we have named the CleanTech™ laser blaster family of equipment that we believe represents a new generation of high-power laser cleaning and rust removal systems that will be affordable to more than a million small and mid-size companies.

Controlled Company Exemption

ICT Investments, LLC in the aggregate, will control approximately 59.19__% of the voting power of our outstanding capital stock following this offering and will have the power to elect a majority of our directors. Pursuant to Nasdaq’s listing standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company qualifies as a “controlled company.” As a controlled company, we may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements to have (i) a board composed of a majority of independent directors; (ii) compensation of executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iii) director nominees selected or recommended for our board either by a majority of the independent directors or a nominating committee comprised solely of independent directors. If we cease to be a “controlled company” and our shares are listed on Nasdaq, we will be required to comply with these standards and, depending on the independence determination with respect to our then-current directors, we may be required to add additional directors to our board to achieve such compliance within the applicable transition periods. We currently do, and intend to continue to comply with the Nasdaq corporate governance requirements for companies that are not controlled companies.

Our Laser Cleaning Products

The current administration’s focus on fiscal responsibility and budget constraints has led to reduced spending on new equipment, increasing the need for maintenance, repair, and overhaul (MRO) of existing assets. As a result, demand for cost-effective, high-performance solutions is rising across defense and industrial sectors.

Laser Photonics is strategically positioned to meet this need with our TAA-compliant line of laser solutions offered under the DefenceTech brand. Our “Made in America” industrial laser systems align with federal procurement priorities, ensuring U.S. agencies have access to cutting-edge, domestically manufactured technology for MRO applications. As one of few industrial laser cleaning equipment manufacturer meeting “Buy American” requirements, we are well-positioned to receive preferential consideration over foreign competitors in the laser cleaning systems market.

Diversified and Proprietary Technology Platform and Knowhow

We were able to secure through our affiliation with ICT Investments a diverse portfolio of know-how, trade secrets and proprietary technologies. We believe that we possess design documentation for the largest array of laser-based systems for material processing in North America.

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

Our current Laser Blasting solutions are as follows:

Handheld CleanTech Line: We offer the widest range of Class IV handheld laser blasting equipment in the world, spanning from 50W to 3000W, and including the world’s most powerful production laser blaster on the market — the CleanTech Industrial Roughening Laser 3060, delivering average power levels in the 10,000-watt range.

We’re currently developing an even more powerful solution designed for seamless integration into our CleanTech Robotic Cell, complete with safety interlocks to ensure full OSHA and FDA CDRH Class 1 compliance.

The CleanTech 3060 is a high-performance cleaning and surface preparation system, engineered to efficiently remove rust, paint, and other surface contaminants from materials such as steel, aluminum, iron, and a wide range of other substrates.

Our handheld CleanTech line features five distinct pulse laser patterns, including a proprietary cleaning mode specifically designed to maximize efficiency and minimize thermal stress, offering unmatched flexibility for a variety of industrial applications across diverse surface types.

CleanTech™ Laser Blaster Cabinet The CleanTech™ Laser Blaster Cabinet is a fully enclosed, Class 1 laser workspace, engineered as a safer, cleaner, and more efficient alternative to traditional sandblasting enclosures—eliminating the noise, dust, media storage, replenishment, and cleanup associated with abrasive blasting.

Designed for companies of all sizes, this self-contained, industrial-grade laser cleaning machine replaces abrasive blasting and chemical baths, providing a high-precision, environmentally friendly solution for part cleaning and material preparation.

What sets the CleanTech™ Laser Blaster Cabinet apart is its exclusive fiber laser technology, paired with a handheld laser-blasting head, all housed within a fully enclosed 30” x 26” workspace. Built for speed, precision, safety, and flexibility, it is the only laser-blasting cabinet in the world manufactured in full compliance with CDRH, FDA, and OSHA regulations.

With this system, companies can eliminate hazardous dust, noise, and toxic chemicals, ensuring a safer, cleaner, and more cost-effective work environment while achieving superior cleaning and surface preparation results.

CleanTech™ Class I Laser Blasting Systems

Our CleanTech™ MegaCenter, Titan, and Titan Express automated Class I-ready laser blasting systems are purpose-built for mass production environments. Engineered with advanced automation controls and automated material-loading capabilities, these systems deliver maximum throughput for high-volume, high-precision manufacturing operations.

The CleanTech™ Titan Series is a high-power, large-format laser system designed for parts cleaning, rust removal, and surface conditioning, featuring an expansive 6′ x 12′ working area and Flex-Loading options for seamless, continuous operation. This industrial-grade, turn-key solution can operate as a standalone unit or be fully integrated into an existing production line.

The full CleanTech lineup includes the Titan, Titan Express, MegaCenter, and the portable CleanTech™ Handheld, ideal for use both in the field and on the factory floor. All CleanTech systems are built for industrial durability and operate in full compliance with OSHA, FDA, and CDRH safety standards, supporting true “Push-Button” laser-safe operation for unmatched ease of use and workplace safety.

CleanTech™ Robotic Cell with AI

The CleanTech™ Robotic Cell integrates our advanced User-Programmable AI (UPAI), enabling factory line workers to easily program precision robotic operations—no coding or robotics expertise required. This breakthrough makes it simple to automate complex, repetitive tasks in high-throughput production environments, boosting both productivity and consistency.

The CleanTech™ Laser Cleaning Robot is the first commercially available, collaborative, and AI-capable laser cleaning system in the United States. Purpose-built for precise beam positioning and tight focus, it operates at significantly lower laser power levels than traditional handheld systems—dramatically reducing operational costs and making laser cleaning more accessible and affordable for a wide range of industrial applications.

Safety and efficiency are at the core of the system’s design. With optional adds on including AI, a 3D scanner and visualizer, vision system, and a Class 1 safety enclosure, the robot can perform multiple tasks simultaneously—all while minimizing operator exposure and ensuring full compliance with OSHA and FDA CDRH regulations.

The result is a next-generation laser cleaning solution that combines cutting-edge automation, intelligent control, and industry-leading safety—bringing unprecedented capability to modern manufacturing floors.

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

Marketing and Sales

For the year ending in December 31, 2024, we employed 8 direct salespeople, 10 global distributors/resellers, and signed two technology partnerships for integration of our Cleantech product line into robotic platforms for both commercial and defense applications.

2023 & 2024 was a year of investments sales and marketing activity, and we invested nearly $4M in development and scaling of sales and marketing operation. We have a marketing and sales budget equal to 10% of our gross sales, and a new product promotional budget of $0.7M for 2025.

Product Warranty and Support

We offer for sale with our equipment a two-year limited warranty against defects in materials and workmanship under normal use and service conditions following delivery of our equipment to our customers.

We also warrant the owners of our custom laser systems that are designed and manufactured in accordance with agreed-upon specifications. In resolving claims under both the defects and performance warranties, we have the option of either repairing or replacing the covered laser cleaning equipment. Our warranties are automatically transferred from the original purchaser of our laser cleaning equipment and optical components to subsequent purchasers upon delivery of our finished laser systems.

In general, our products carry a warranty against defects, depending on the product type and customer negotiations. The costs associated with these warranty obligations are not expected to be significant and no such costs have been recorded in our financial statements.

Competition

The laser cleaning market is highly fragmented, with most competitors being small, privately held, or operating within limited geographic regions, specific industries, or niche applications. While our competitive landscape is diverse, it remains intensely competitive, shaped by rapid technological advancements, increasing customer demands, and downward pressure on average selling prices as newer, integrated technologies replace outdated systems.

Our most notable competitors include P-Laser and Clean-Lasersysteme GmbH (represented in the U.S. by Adapt Laser Systems), along with smaller players such as Laserax and 4JET. Some of these competitors are attempting to close the gap by increasing the output power of their fiber lasers to compete with our high-powered, industrial-grade solutions.

However, most competitors do not meet CDRH safety requirements for Class 4 laser systems, making them unlikely to be considered by many companies that prioritize workplace safety and regulatory compliance. At Laser Photonics, customer safety is our top priority. Our systems are designed and manufactured to fully comply with OSHA, FDA, and CDRH regulations, ensuring that companies receive not only cutting-edge performance but also the highest level of operational safety and reliability.

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

Employees and Human Capital

As of December 31, 2024, we employed 94 full-time team members and had no part-time employees. Our human capital strategy focuses on identifying, recruiting, retaining, incentivizing, and effectively integrating both existing personnel and new talent, including employees, advisors, and consultants. These efforts are essential to support our continued growth and innovation across all areas of the business.

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

Radiation Control for Health and Safety Act

We are subject to the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the National Center for Devices and Radiological Health, a branch of the United States Food and Drug Administration. Among other things, those regulations require laser manufacturers to file new product and annual reports, to maintain quality control and sales records, to perform product testing, to distribute appropriate operating manuals, to incorporate design and operating features in lasers sold to end-users and to certify and label each laser sold to end-users as one of four classes (based on the level of radiation from the laser that is accessible to users). Various warning labels must be affixed, and certain protective devices installed depending on the class of product. The National Center for Devices and Radiological Health is empowered to seek fines and other remedies for violations of regulatory requirements.

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

Facilities

On December 1, 2019, we entered a sub-lease with ICT Investments for 5,000 sf of manufacturing space on a month-to-month basis at $4,050 per month. In January 2020, we expanded the lease with ICT Investments to include the entire facility of 18,000 sf. In October of 2021, a direct lease was signed with the landlord for three years, terminating on October 31, 2024. In November we entered into a lease amendment that expires December 31, 2025. The facility is currently equipped with three of our latest advanced laser cleaning demonstration models. It includes a materials stock room, a ramp and high dock, loading and moving equipment, a machine shop, an electronics room, and an equipment assembly area. The monthly rent for this facility is currently $15,549.

In December 2022, we entered into an agreement with 2701 Maitland Building Associates to rent 8,000 sf of additional office space nearby the main facility, for our growing sales and marketing program. The monthly rent for this space is currently $14,805. On February 10, 2025, we entered into a Lease Termination Agreement with 2701 Maitland Building Associates, LLC, the Landlord of Suite 125 containing approximately 7,981 rentable square feet that Laser Photonics had leased from November 7, 2022 through December 31, 2025, at a base monthly rent of $14,818.06 (“Suite 125”). In light of our entering into a long-term lease at 250 Technology Park. Lake Mary, FL 32746 on July 1, 2024, we determined that we did not need Suite 125 for our future growth and, since we could not sublet this space, we entered into the Lease Termination Agreement to reduce our lease expense. Under the terms of the Lease Termination Agreement, we agreed to pay a monthly termination fee of $14,912.14 base rent plus operating expenses for five months, saving us approximately $80,000 in lease payments for 2025.

On July 1, 2024, we entered into a lease agreement for 48,481 square feet of office space at a base monthly rent of $ 50,354.42 with an annual increase of 3%, that has a term of 10.5 years. The location of the facility is 250 Technology Park. Lake Mary, FL.

Our facility is currently equipped with three of our latest advanced laser cleaning demonstration models.

Upon acquisition of Control Micro Systems in on October 31, 2024 at 4420 Metric Dr. Winter Park Florida. The lease expires on October 31, 2025. The facility is 52,200 total square ft at a cost of $27,700 per month.

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and therefore we intend to take advantage of certain exemptions from various public company reporting requirements, including not being required to have our internal controls over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these exemptions until we are no longer an “emerging growth company.” In addition, the JOBS Act provides that an “emerging growth company” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with effective public company dates. We will remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year: (a) following the fifth anniversary of the completion of our initial public offering; (b) in which we have total annual gross revenue of at least $1.235 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning associated with that term in the JOBS Act.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has history of net losses and accumulated deficits. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We may need to raise additional capital.

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

We have a substantial amount of intangible assets, representing approximately 33% of our total assets as of December 31, 2024. While we amortize our intangible assets, they may be subject to impairment testing. If we experience any significant impairment to our intangible assets, it may have a material adverse effect on our reported financial results for the period in which the charge is taken and could result in a decrease in the market price of our common stock.

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

There is intense competition amongst manufacturers of crystalline silicon laser modules, thin-film laser modules, solar thermal lasers, and concentrated fiber laser systems. Our management is aware that the failure to compete away eventual new entrants will affect overall business prospects and the product itself. Therefore, if we can innovate more quickly, we will be better able to defend our pricing power. Competitive factors in this market are all related to product performance, price, customer service, training platforms, reputation, and sales and marketing effectiveness, all of which are factors upon which we believe we can compete successfully but will need greater financial resources to do so.

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

We expect to enter joint ventures, teaming and other arrangements, and these activities involve risks and uncertainties.

We expect to enter joint ventures, teaming and other arrangements. These activities involve risks and uncertainties, including the risk of the joint venture or applicable entity failing to satisfy its obligations, which may result in certain liabilities to us for guarantees and other commitments, the challenges in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between us and our partners and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements.

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

As a manufacturer of laser cleaning equipment and laser processing systems our future success depends on our ability to effectively balance manufacturing production with market demand and reducing our manufacturing cost per watt.

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

In 2024, less than 18% of our U.S. revenues were derived from sales and services provided directly or indirectly to the U.S. Government. However, we anticipate increasing that figure to 25% over the next 12 to 24 months as we expand our engagement with federal agencies.

Our work with the U.S. Army, Navy, and Air Force has been primarily defense-related, and we expect future revenues to stem from contracts awarded under a variety of U.S. Government programs, particularly within the Department of Defense (DoD) and other federal departments and agencies.

Under the current administration, there is a strong focus on modernizing defense capabilities while reducing redundant spending through organizational consolidation, cost-cutting measures, and more efficient procurement processes. The DoD is increasingly prioritizing maintenance, repair, and overhaul (MRO) over new equipment purchases—creating a growing opportunity for companies like ours that provide cost-effective, high-performance solutions for extending the life of existing assets.

Funding for our programs remains subject to the U.S. Government’s annual budget and appropriation process, which is influenced by a wide range of factors, including geopolitical developments, macroeconomic conditions, and the strategic priorities of the administration and Congress. While overall defense spending has risen in recent years to address emerging global threats and modernization needs, future budget levels will continue to reflect a complex balance of domestic and international priorities, as well as the broader fiscal health of the U.S. economy.

The Budget Control Act (BCA) of 2011, along with subsequent budget agreements, imposed discretionary spending caps on both defense and non-defense programs from FY2012 through FY2021, ushering in a decade of relative fiscal austerity. These caps operated under a “principle of parity,” requiring proportional cuts across both categories. With the expiration of the BCA, federal budgeting has entered a new phase, where non-defense discretionary (NDD) spending has more flexibility to grow without necessarily triggering equal increases in defense funding.

Under the current administration, there is heightened emphasis on domestic investment, including infrastructure, advanced manufacturing, and clean energy, which may shift federal funding priorities away from certain defense initiatives. In parallel, ongoing debates over the national debt, deficit reduction, and federal spending limits—including discussions surrounding the debt ceiling—create continued uncertainty in the budgeting process.

As a result, while we remain optimistic about opportunities in defense-related MRO and modernization programs, we acknowledge that budgetary constraints and shifting fiscal priorities could result in the reduction, delay, or cancellation of funding for some contracts—particularly those with unobligated balances. Such developments could adversely affect our operations, financial performance, and growth outlook.

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

We must comply with laws and regulations relating to the formation, administration and performance of our one existing and anticipated future U.S. Government contracts, which affect how we do business with our customers and may impose added costs on our business. U.S. Government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government, department-specific regulations that implement or supplement DFAR, such as the DOD’s Defense Federal Acquisition Regulation Supplement (DFARS) and other applicable laws and regulations. We are also subject to the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations; the Procurement Integrity Act, which regulates access to competitor bid and proposal information and government source selection information, and our ability to provide compensation to certain former government officials; the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. Government for payment or approval; the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. Government for payment or approval; and the U.S. Government Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost- based U.S. Government contracts. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, and the assessment of penalties and fines and lead to suspension or debarment, for cause, from government contracting or subcontracting for a period. In addition, government contractors are also subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Audit Agency (DCAA) and Defense Contract Management Agency (DCMA). These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of and a contractor’s compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. During the term of any suspension or debarment by any U.S. Government agency, contractors can be prohibited from competing for or being awarded contracts by U.S. Government agencies. The termination of any of our significant Government contracts or the imposition of fines, damages, suspensions or debarment would adversely affect our business and financial condition.

The U.S. Government may adopt new contract rules and regulations or revise its procurement practices in a manner adverse to us at any time.

Our industry has experienced, and we expect it will continue to experience, significant changes to business practices because of an increased focus on affordability, efficiencies, and recovery of costs, among other items. U.S. Government agencies may face restrictions or pressure regarding the type and number of services that they may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform, mitigation of potential conflicts of interest and environmental responsibility or sustainability, as well as any resulting shifts in the buying practices of U.S. Government agencies, such as increased usage of fixed price contracts, multiple award contracts and small business set-aside contracts, could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or renew our existing contracts when those contracts are recompeted. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement and could adversely affect our future revenues, profitability and prospects.

We may incur cost overruns because of fixed priced government contracts which would have a negative impact on our operations.

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

As a U.S. defense contractor, we face certain security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary or classified information, and threats to physical security. These types of events could disrupt our operations, require significant management attention and resources, and could negatively impact on our reputation among our customers and the public, which could have a negative impact on our financial condition, results of operations and liquidity. We are continuously exposed to cyber-attacks and other security threats, including physical break-ins. Any electronic or physical break-in or other security breach or compromise may jeopardize security of information stored or transmitted through our information technology systems and networks. This could lead to disruptions in mission-critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Although we have implemented policies, procedures and controls to protect against, detect and mitigate these threats, we face advanced and persistent attacks on our information systems and attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated. These attempts include covertly introducing malware to our computers and networks and impersonating authorized users, among others, and may be perpetrated by well- funded organized crime or state sponsored efforts. We seek to detect and investigate all security incidents and to prevent their occurrence or recurrence. We continue to invest in and improve our threat protection, detection and mitigation policies, procedures and controls. In addition, we work with other companies in the industry and government participants on increased awareness and enhanced protections against cyber security threats. However, because of the evolving nature and sophistication of these security threats, which can be difficult to detect, there can be no assurance that our policies, procedures and controls have or will detect or prevent any of these threats and we cannot predict the full impact of any such past or future incident. Although we work cooperatively with our customers and other business partners to seek to minimize the impacts of cyber and other security threats, we must rely on the safeguards put in place by those entities. Any remedial costs or other liabilities related to cyber or other security threats may not be fully insured or indemnified by other means. Occurrence of any of these security threats could expose us to claims, contract terminations and damages and could adversely affect our reputation, ability to work on sensitive U.S. Government contracts, business operations and financial results.

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

Inflation has been on the rise and continues to destabilize the global economy. The Russia Ukraine conflict and other geopolitical tensions, as well as the related international response, have exacerbated inflationary pressures, including causing increases in the price for goods and services and exacerbated global supply chain disruptions, which have resulted in, and may continue to result in, shortages in materials and services and related uncertainties. Such shortages have resulted in and may continue to result in cost increases for labor, fuel, materials and services, and could continue to cause costs to increase, and result in the scarcity of certain materials. We cannot predict any future trends in the rate of inflation or other negative economic factors or associated increases in our operating costs and how that may impact our business. To the extent we are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our business, our revenues and gross profit could decrease, and our financial condition and results of operations could be adversely affected.

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

We will be able to protect our proprietary technology from unauthorized use by third parties only to the extent that such proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Any non-confidential disclosure or misappropriation by third parties of our confidential or proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

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

The patent applications that we may own, or license may fail to result in issued patents in the United States or in other countries. Even if patents are issued on such patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, U.S. patents can be challenged by any person before the new USPTO Patent Trial and Appeals Board at any time within the first year of that person’s receipt of an allegation of infringement of the patents. Patents granted by the European Patent Office may be similarly opposed by any person within nine months from the publication of the grant. Similar proceedings are available in other jurisdictions, and in the United States, Europe and other jurisdictions third parties can raise questions of validity with a patent office even before a patent has granted. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is successfully challenged, then our ability to commercialize such product candidates could be negatively affected, and we may face unexpected competition that could harm our business. Further, if we encounter delays in our clinical trials, the period of time during which we or our collaborators could market our product candidates under patent protection would be reduced.

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

Even where laws provide protection, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. If we or one of our collaborators were to initiate legal proceedings against a third party to enforce a patent covering the product candidate, the defendant could assert an affirmative defense or counterclaim that our patent is not infringed, invalid and/or unenforceable. In patent litigation in the United States, defendant defenses and counterclaims alleging non-infringement, invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, anticipation or obviousness, and lack of written description, definiteness or enablement. Patents may be unenforceable if someone connected with prosecution of the patent withheld material information from the USPTO, or made a misleading statement, during prosecution. The outcomes of proceedings involving assertions of invalidity and unenforceability are unpredictable. It is possible that prior art of which we and the patent examiner were unaware during prosecution exists, which would render our patents invalid. Moreover, it is also possible that prior art may exist that we are aware of, but that we do not believe are relevant to our current or future patents, that could nevertheless be determined to render our patents invalid. If a defendant were to prevail over a legal assertion of invalidity and/or unenforceability of our patents covering one of our product candidates, we would lose at least part, and perhaps all, of the patent protection on such a product candidate. Such a loss of patent protection would harm our business. Moreover, our competitors could counterclaim in any suit to enforce our patents that we infringe their intellectual property. Furthermore, some of our competitors have substantially greater intellectual property portfolios, and resources, than we do.

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

Interference, derivation or other proceedings brought at USPTO, may be necessary to determine the priority or patentability of inventions with respect to our patent applications or those of our licensors or potential collaborators. Litigation or USPTO proceedings brought by us may fail or may be invoked against us by third parties. Even if we are successful, domestic or foreign litigation or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management. We may not be able, alone or with our licensors or potential collaborators, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other proceedings, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or other proceedings. In addition, during this kind of litigation or proceedings, there could be public announcements of the results of hearings, motions or other interim proceedings or developments or public access to related documents. If investors perceive these results to be negative, the market price for our common stock could be significantly harmed.

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

Filling, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly in developing countries. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, laws of some countries outside of the United States do not afford intellectual property protection to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities is inadequate. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

As a smaller reporting company, we are permitted to comply with scaled-back disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have elected to adopt the accommodation available to smaller reporting companies. Until we cease to be a smaller reporting company, the scaled-back disclosure in our SEC filings will result in less information about our company being available than for other public companies.

Our largest stockholder beneficially owns a significant number of shares of our common stock. That stockholder’s interests may conflict with other stockholders, who may be unable to influence management and exercise control over our business.

ICT Investments, via common control of Fonon Corporation and Fonon Technologies combined owns 59.19% of our shares of common stock. As a result, ICT Investments is able to: place, elect, or defeat the election of our directors; amend or prevent amendment to our certificates of incorporation or bylaws; effect or prevent a merger, sale of assets or other corporate transaction; drive business decisions and control expenditures; and control the outcome of any other matter submitted to the stockholders for vote. Accordingly, other stockholders are unable to influence management or exercise control over our business.

We do not intend to pay cash dividends to our stockholders.

We paid a one-time cash dividend for the year ending December 31, 2021, in the amount of $310,280. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any cash dividends in the foreseeable future. If we determine that we will pay cash dividends to the holders of our common stock, we cannot assure that such cash dividends will be paid on a timely basis. The success of your investment in our Company will likely depend entirely upon any future appreciation.

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

This exclusive forum provision will apply to other states and federal law claims including actions arising under the Securities Act (although our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder). Section 22 of the Securities Act, however, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. This forum selection provision in our bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. It is also possible that, notwithstanding the forum selection clause included in our bylaws, a court could rule that such a provision is inapplicable or unenforceable.

The obligations associated with being a public company require significant resources and management attention, which may divert from our business operations.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition, proxy statement, and other information. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Our Chief Executive Officer and Chief Financial Officer will need to certify that our disclosure controls and procedures are effective in ensuring that material information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms. We may need to hire additional financial reporting, internal controls and other financial personnel to develop and implement appropriate internal controls and reporting procedures. As a result, we will incur significant legal, accounting and other expenses. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will materially increase our sales, general and administrative expenses.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, these rules and regulations increase our compliance costs and make certain activities more time-consuming and costly. As a public company, these rules and regulations may make it more difficult and expensive for us to maintain our director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. There exist material weaknesses in our internal controls as of December 31, 2024. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. With each prospective acquisition we may make we will conduct whatever due diligence is necessary or prudent to assure us that the acquisition target can comply with the internal control requirements of the Sarbanes- Oxley Act. Notwithstanding our diligence, certain internal control deficiencies may not be detected at acquired entities. As a result, any internal control deficiencies may adversely affect our financial condition, results of operations, and access to capital.

A material weakness is a deficiency, or a combination of deficiencies, in internal financial controls such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate our material weaknesses. These remediation measures may be time-consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain effective internal controls could adversely impact on our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Cyber Risk Management and Strategy

Under the oversight of the Board of Directors and Audit Committee, we have implemented and maintained a risk management program that includes processes for systematic identification, assessment, management, and treatment of cybersecurity risks. Our cybersecurity oversight and operational processes are integrated into our overall risk management processes, and cybersecurity is one of our designated risk categories. We use the National Institute of Standards and Technology Cybersecurity Framework to guide our approach, ensuring a structured and comprehensive strategy for managing cybersecurity risks. We implement a risk-based approach to the management of cyber threats, supported by cybersecurity technologies, including automated tools designed to monitor, identify, and address cybersecurity risks. In support of this approach, our IT security team implements processes to assess, identify, and manage security risks to the company, including in the pillar areas of security and compliance, application security, infrastructure security, and data privacy. This process includes regular compliance and critical system access reviews. In addition, we conduct application security assessments, vulnerability management, penetration testing, security audits, and ongoing risk assessments as part of our risk management process. We also maintain an incident response plan to guide our processes in the event of an incident. We also have a process to require corporate employees to undertake cybersecurity training and compliance programs annually.

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

Although risks from cybersecurity threats have to date not materially affected us, our business strategy, results of operations or financial condition, we have, from time to time, experienced threats to and breaches of our and our third-party vendors’ data and systems. For more information, please see Item 1A. Risk Factors, the section titled “Risk Factors—Risks Related to our Business and Our Industry— Internal system or service failures could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenues and profitability.” and “As a U.S. defense contractor, we are vulnerable to security threats and other disruptions that could negatively impact our business.”

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

In December 2022, we entered into an agreement with 2701 Maitland Building Associates to rent 8,000 sf of additional office space nearby the main facility, for our growing sales and marketing program. The monthly rent for this space is currently $14,805. On July 1, 2024, we determined that we did not need this facility for our future growth and, since we could not sublet this space, we entered into the Lease Termination Agreement to reduce our lease expense. Under the terms of the Lease Termination Agreement, we agreed to pay a monthly termination fee of $14,912.14 base rent plus operating expenses for five months, saving us approximately $80,000 in lease payments for 2025.

On July 1, 2024, we entered into a lease agreement for 48,481 square feet of office space at a base monthly rent of $ 50,354.42 with an annual increase of 3%, that has a term of 10.5 years.

Upon acquisition of Control Micro Systems in on October 31, 2024 at 4420 Metric Dr. Winter Park Florida. The lease expires on October 31, 2025. The facility is 52,200 square ft total at a cost of $27,700 per month.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we have been and will continue to be subject to legal proceedings and claims. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information. Our common stock is traded on the NASDAQ with the ticker symbol “LASE”.

(b)	Stockholders. As of March 14, 2025, there were nine registered holders of our common stock.

(c)	Dividends. We paid a one-time stock dividend on December 31, 2021, but we do not intend to pay any dividends in the foreseeable future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans.

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2024.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, warrants and rights	Weighted- Average Exercise Price of Outstanding Options, warrants and rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	10,000,000
Total	—	—	10,000,000

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

Recent Sales of Unregistered Securities.

Set forth below is information regarding shares of common stock issued, and options granted, from January 1, 2022, to March 10, 2025:

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

On October 4, 2022, we entered into a marketing agreement with TraDigital Marketing Group. In accordance with the contract we issued to TraDigital in 2023 350,000 shares of our common stock in full satisfaction of the balance due on our agreement, reflected in Accrued Expenses at December 31, 2022 in the amount of $829,500 ($2.37 per share, the company’s closing stock price on the contract date).

On October 18, 2023, we entered into a license agreement with an affiliated company, Fonon Technologies, Inc., which is majority-owned by ICT Investments, for an exclusive, worldwide, nontransferable license for high power turbo piercing (“Cold Cutting”) laser cutting technology and any improvements to such technology to allow us to manufacture, sell, export and import products incorporating such technology in return for our paying a license fee of $350,000 in cash and a one-time grant of 1,000,000 restricted shares of our common stock to ICT Investments.

On May 21, 2024 we entered into a license agreement with Fonon Corporation to receive an exclusive, worldwide, sublicensable license to Fonon’s laser material processing equipment and technology, including all applications of laser cutting, marking, engraving, laser welding, brazing, ablation, laser drilling, semiconductor chip marking, semiconductor and flat panel display laser processing equipment, all other laser material processing equipment documented or existing in a form of knowhow and/or trade secrets in return for 3,000,000 restricted shares of our   common stock.

On September 6, 2024, 1,500,000 Shares of Common stock were issued under PIPE Offering with Aegis Capital Cop. As Agent. The overall deal raised $3,000,000 gross for the company

On September 10, 2024, 61,968 Shares of Common Stock were issued under a Cashless Exercised Warrants for Alexander Capital Specialists, related to the IPO in October 2022.

On October 21, 2024, Warrants were exercised, and 255,000 Shares of Common stock were issued under PIPE Offering with Aegis Capital Cop. As Agent. This resulted in funds to the company of $1,018,164.

On October 23, 2024, Warrants were exercised, and 175,000 Shares of Common stock were issued under PIPE Offering with Aegis Capital Cop. As Agent This resulted in funds to the company of $698,740

On November 26, 2024, Warrants were exercised, and 20,000 Shares of Common stock were issued under PIPE Offering with Aegis Capital Cop. As Agent. This resulted in funds to the company of $79,856.

On January 22, 2025 as a condition of the acquisition of Control Micro Systems Laser Wind Down, Inc was issued 18,692 shares of our common stock for a value of $100,000.

On March 6, 2025 Sanjay Adhav issued 65,000 shares of common stock through affiliate company Fonon Technologies as part of Fonon Corp acquisition of Quantum Technologies.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The data for the years ended December 31, 2024, and 2023, is derived from our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results for any future period.

Statement of Operations Data:

	Year Ended December 31,
	2024	2023
Statement of operations data:
Net Sales	$3,415,196	$3,939,473
Cost of Sales	1,934,150	1,041,697
Gross Profit	1,481,046	2,897,776
Operating Expenses	7,944,389	6,246,011
Income (Loss) from Operations	(6,463,343)	(3,348,235)
Interest Expense		-
Other (Income) Expense	3,944,516	30,063
Income Tax Provision		-
Net Income (Loss)	(2,518,827)	(3,318,172)
Income (Loss) per Common Share	$(0.22)	$(0.37)

Balance sheet data:

	December 31,
	2024	2023
Balance sheet data:
Cash	$533,871	$6,201,137
Total Assets	17,152,147	15,124,087
Current Liabilities	2,573,435	1,031,844
Total Liabilities	$6,939,854	$1,194,835

Cash flow data:

	Year ended December 31
	2024	2023
Net cash provided by Operating Activities	$(9,138,555)	$(5,470,567)
Net cash provided by Investing Activities	(977,821)	(484,855)
Net cash provided by Financing Activities	4,449,110	(25,240)
Net cash increase for period	(5,667,266)	(5,980,662)
Cash at the beginning of period	6,201,137	12,181,799
Cash at end of period	$533,871	$6,201,137

Other financial data (audited)

	Year Ended December 31,
	2024 (Audited)	2023 Restated
Other financial data (audited):
EBITDA(1)	$230,976	$(2,794,791)
Adjusted EBITDA(2)	$230,976	$(2,794,791)

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

(1) EBITDA. EBITDA is a non-GAAP financial measure used by management, lenders, and certain investors as a supplemental measure in the evaluation of some aspects of a corporation’s financial position and core operating performance. Investors sometimes use EBITDA, as it allows for some level of comparability of profitability trends between those businesses differing as to capital structure and capital intensity by removing the impacts of depreciation and amortization. EBITDA also does not include changes in major working capital items, such as receivables, inventory and payables, which can also indicate a significant need for, or source of, cash. Since decisions regarding capital investment and financing and changes in working capital components can have a significant impact on cash flow, EBITDA is not necessarily a good indicator of a business’s cash flow. We use EBITDA for evaluating the relative underlying performance of our core operations and for planning purposes. We calculate EBITDA by adjusting net income to exclude net interest expense, income tax expense or benefit, depreciation and amortization, thus the term “Earnings Before Interest, Taxes, Depreciation and Amortization” and the acronym “EBITDA.”

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

(3) We believe EBITDA and Adjusted EBITDA are helpful for investors to better understand our underlying business operations. The following table adjusts Net Income (Loss) to EBITDA and Adjusted EBITDA years ended December 31, 2024, and 2023.

Reconciliation of Adjusted EBITDA

	Year Ended December 31,
	2024	2023
Statement of operations data:
Net Sales	$3,415,196	$3,939,474
Cost of Sales	1,934,150	1,041,697
Gross Profit	1,481,046	2,897,777
Operating Expenses	7,944,389	6,246,011
Income (Loss) from Operations	(6,463,343)	(3,348,234)
Interest Expense		-
Other (Income) Expense	3,944,516	30,063
Income Tax Provision		-
Net Income (Loss)	(2,518,827)	(3,318,171)
Income (Loss) per Common Share	$(0.22)	$(0.37)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis of the results of operations and financial condition of the Company for the years ended December 31, 2024, and 2023 should be read in conjunction with our audited consolidated financial statements and  related notes and the description of our business and properties included elsewhere herein.

Overview

We are a vertically integrated manufacturing company for photonics-based industrial products and solutions and, since recently acquiring the assets of Control Micro Systems, Inc., have now expanded the market for our laser products into a large, growing pharmaceutical manufacturing vertical, in what we believe is a recession-resistant sector with significant barriers to entry.

We are pioneering a new generation of laser blasting technologies focused on disrupting the sandblasting and abrasives blasting markets. We offer a full portfolio of integrated laser blasting solutions for corrosion control, rust removal, de-coating, pre-welding and post-welding, laser cleaning and surface conditioning. Our solutions span use cases throughout product lifecycles, from product fabrication to maintenance and repair, as well as aftermarket operations. Our laser blasting solutions are applicable in most industries dealing with materials processing, including automotive, aerospace, healthcare, consumer products, shipbuilding, heavy industry, machine manufacturing, nuclear maintenance and de-commissioning and surface coating.

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

We develop our products to standard specifications and use a common set of components within our product architecture. Our major products are based upon a common technology platform. We continually enhance these and other products by improving their components and developing new product designs. Sales of our products are generally recognized upon shipment, provided that no obligations remain, and collection of the receivable is reasonably assured.

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

Our sales channels

Sales Channels Overview

We generate revenue through a multi-channel sales strategy that includes a Direct Sales team—comprised of Strategic Account Managers and a regionally distributed Outside Sales force—along with a growing network of distributors and resellers. This integrated approach enables us to maximize market reach, tailor engagement by customer segment, and accelerate the sales cycle across both commercial and government markets.

Direct Sales

Our Direct Sales team consists of Strategic Account Managers based at our corporate headquarters and a rapidly expanding Outside Sales team positioned in key heavy manufacturing regions across the United States.

This dual structure allows us to deepen relationships with major strategic accounts, driving broader adoption of our laser systems within large enterprises, while our Outside Sales representatives focus on engaging small and mid-sized businesses. These field reps play a critical role in educating customers on the advantages of laser solutions over outdated, hazardous legacy methods—such as sandblasting or chemical cleaning—highlighting the efficiency, safety, and cost-effectiveness of our technology.

Distributors and Resellers

Our distribution and reseller network extends our reach to a wider audience by placing our product line within trusted sales channels that many customers already use and have contracts with. This not only increases exposure and accessibility but also streamlines the purchasing process, particularly for customers in the government and enterprise sectors where existing vendor relationships and procurement frameworks are critical.

By leveraging both direct and indirect sales strategies, we’re able to accelerate growth, build lasting customer relationships, and deliver tailored solutions that meet the evolving needs of diverse market segments.

All orders are received on a revolving bases in accordance with the Company’s standard Terms and Conditions of Sale. Orders are not cancelable. Orders typically consist of multiple units. Payment terms are typically net 120 days from transferring the ownership of equipment to the distributor. Revenue is recognized on a “piece by piece” equipment basis after the appropriate transfer of the equipment’s ownership to the distributor. Payments are made by the distributor to the Company when the distributor collects funds from its regional customers or when they have funds available to reduce the outstanding balance. The Company allocates payments in accordance with its accounting practices. Detailed aging is accounted for in the Company’s MRP system – DBA Manufacturing keeping records of all equipment units ever manufactured with coordinating serial numbers. Higher level account-related data with payment history is recorded in the Company’s QuickBooks accounting software.

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

Sales and marketing. Our sales and marketing expenses consist primarily of costs related to compensation, trade shows, professional and technical conferences, travel, facilities, depreciation of equipment used for demonstration purposes and other marketing costs.

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

Research and development expenses. Our research and development expenses consist primarily of compensation, development expenses related to the design of our products and certain components, the cost of materials and components to build prototype devices for testing and facilities costs. Costs related to product development are recorded as research and development expenses in the period in which they are incurred. We acquire equipment for general use in further process developments and record the depreciation of this equipment as research and development expense.

We plan to continue to invest in research and development to improve our existing products and develop new systems and applications technology. We maintain several programs and activities to improve our technology and processes in order to enhance the performance and reduce the costs of our laser cleaning modules.

Interest Expense, Net. Interest expense, net of capitalized amounts, is incurred on various debt financings. We capitalize interest expense into our property, plant and equipment, project assets, and deferred project costs when such costs qualify for interest capitalization.

Factors and Trends That Affect Our Operations and Financial Results

In reading our financial statements, you should be aware of the following factors and trends that our management believes are important in understanding our financial performance.

Net sales. Net sales generated in 2024 increased towards the second half of the year driven by the sales of recently purchased of CMS and the stable sales of traditional products. Sales were unaffected by market pricing pressures, due to our lower prices, quality control, and proprietary know-how as compared to other laser cleaning companies with competing technologies.

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

Research and development expenses. Research and development expenses consist primarily of salaries and personnel-related costs, the cost of products, materials, and outside services used in our process and product research and development activities. We acquire equipment for general use in further process developments and record the depreciation of this equipment as research and development expense. We maintain several programs and activities to improve our technology and processes to enhance performance and reduce the costs of our cleaning laser modules.

Goodwill and long-lived assets impairments. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flow expected to result from use of the assets and their ultimate disposition. In instances where impairment is determined to exist, the Company will write down the asset to its fair value based on the present value of estimated future cash flows.

Major customers. While we would expect to depend on current customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our current customers as a percentage of our annual net sales was 17.42% in 2024. New customers accounted for 82.58% of our net sales in 2024. We seek to add new customers and to expand our relationships with existing customers.

Relationship with distributors. All orders received on revolving bases in accordance with LPC standard Terms and Conditions of Sale. Orders are not cancelable. Orders typically consist of multiple units. Payment terms are typically Net 30 days from transferring the ownership of equipment to Distributor. Revenue recognized on a “piece by piece” equipment bases after appropriate transfer equipment ownership to Distributor. Payments are made by Distributor to The Company when Distributor collects funds from their regional customers, or then they have funds availability to reduce the outstanding balance. The company allocates payments in accordance with LPC Accounting practices. Detailed aging is accounted in MRP system – DBA Manufacturing keeping records of all equipment units ever manufactured with coordinating serial numbers. Higher level account-related data with payment history is recorded in Company’s Quick Books Accounting software.

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

Repurchase policy. LPC Operational Management regular conducts evaluation of unsold equipment in Distributors possession and determines what particular units cannot be sold anymore because of the moral aging. However, after the manufacturing upgrade it can be added back to the finished goods inventory and sold as a current model. Repurchase records can be viewed in the Repurchase History Records folder.

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

For projects that are considered custom in nature like most of what we see at Control Micro systems, and we’ve determined the obligation will be six months to a year or more, the company will recognize revenue as a percentage of completion basis. The percentage of completion method recognizes income as work on a project progresses. The recognition of revenues and profits is generally related to costs incurred in providing the services required under the project.Refunds   and returns, which are minimal, are recorded as a reduction of revenue.

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

Inventory. Inventory is stated at the lower level of cost (first-in, first-out method) or market value. Inventory includes parts and components that may be specialized in nature and subject to rapid obsolescence. We maintain a reserve for excess or obsolete inventory items. Inventories are written off and charged to cost of goods sold when identified as excess or obsolete. If future sales differ from these forecasts, the valuation of excess and obsolete inventory may change, and additional inventory provisions may be required. Because of our vertical integration, a significant or sudden decrease in sales could result in a significant change in the estimates of excess or obsolete inventory valuation. As ofn December 31, 2024, we have recorded $776,638 for obsolescence.

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

Results of Operations

Summary of Statements of Operations for the Years Ended December 31, 2024, and 2023:

	Year Ended December 31,
	2024	2023
Statement of operations data:
Net Sales	$3,415,196	$3,939,473
Cost of Sales	1,934,150	1,041,697
Gross Profit	1,481,046	2,897,776
Operating Expenses	7,944,389	6,246,011
Income (Loss) from Operations	(6,463,343)	(3,348,235)
Interest Expense		-
Other (Income) Expense	3,944,516	30,063
Income Tax Provision		-
Net Income (Loss)	(2,518,827)	(3,318,172)
Income (Loss) per Common Share	$(0.22)	$(0.37)

Revenue

	Year Ended December 31,
	Jan - Dec 2024	Jan - Dec 2023
Sales
Product Sales	$3,969,798	$4,520,892
Sales Discounts	(554,602)	(581,419)
Net Sales	$3,415,196	$3,939,473

Gross Product Sales were $3,969,798 for the year ended December 31, 2024 as compared to $4,520,892 for the comparable year ended December 31, 2023, representing a 12.19% decrease. Our sales typically are made on a purchase order basis rather than through long-term purchase commitments. We entered into laser equipment sales agreements with customers for specific equipment based on purchase orders and our standard terms and conditions of sale. Our largest sales were to is E.S FOX LTD for $273,518. for the year ended December 31, 2024. However, sales discounts applied in 2024 in the amount of $554,602 in comparison to $581,419 in 2023 reflects the fact of stronger completion on the market and a need for a price adjustment. The net revenue decreased accordingly by $524,278 or 13.30% in the year of 2024 in comparison to 2023.

Sales Pipeline

Our Sales Pipeline at the end of December 31, 2024, has reached $41.1M in industrial products and $19.9M in Military and Government sales what can support the revenue for up to $10M a year.

Gross Profit

For the year ending December 31, 2024, we reported gross profit in the amount of $1,481,046 or 43.37% of net sales, as compared to $2,897,777 or 73.56% net sales, in the year ended December 31, 2023. Gross profit is affected by numerous factors, including our module average selling prices, foreign exchange rates, the existence and effectiveness of subsidies and other economic incentives, competitive pressures, market demand, market mix, our manufacturing costs, product development costs, the effective utilization of our production facilities, and the ramp-up of production on new products. Our cost of sales includes the cost of raw materials and components for manufacturing laser systems. We are vertically integrated and currently manufacture all critical components for our products as well as assemble finished products. Our cost of sales also includes direct labor for manufacturing, and manufacturing overhead such as engineering, equipment maintenance, quality and production control, and procurement costs. Cost of sales does not include depreciation of manufacturing plant and equipment and facility-related expenses.

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

The Company contracted with a third party to test impairment of their intangible assets. After the evaluation was completed, the company recognized an impairment of $932,669 based on the third parties report.

Operating Expenses

Operating expenses for the year ended December 31, 2024, were $ 7,944,389 as compared to $ 6,246,011 for the year ended December 31, 2023, representing an increase of $ 1,698,378. The following table summarizes the significant changes in operating expenses for the years ended December 31, 2024, and 2023

	Year Ended December 31,
	2024	2023
Operating Expenses:
Sales & Marketing	$1,561,506	$1,996,363
General & Administrative	2,790,543	2,123,058
Depreciation & Amortization	972,135	523,380
Payroll Expenses	1,430,840	1,400,951
Impairment	932,669
Research and Development Cost	261,911	202,259
Total Operating Expenses	$7,944,389	$6,246,011

We expect recurring selling expenses to increase in the near term to support the planned growth of our business as we expand our sales and marketing efforts. In the future, we expect selling, general, and administrative expenses to decline as a percentage of net sales, as our net sales grow beyond the fixed costs of the business.

Net Loss (Income)

Net loss for the year ending December 31, 2024, was $ 2,518,827 compared to $ 3,318,171 for the year ended December 31, 2023. We have spent much of the last two years assembling people and equipment necessary to increase sales and production levels. While our revenue levels increased, our expenses also increased. That coupled with the additional expenses associated with being a public company and our research and development efforts for our new generation of laser blasting equipment, resulted in a net loss for 2024. With these investments, we are building the foundation for our future, not only for our laser blasters, but also for the expansion of our laser equipment for material processing product offering. Basic and dilutive loss per share of common stock decreased for the year ended December 31, 2024, to ($0.22) compared to ($0.37) for the year ended December 31, 2023

Inflation did not have a material impact on our operations for the period applicable. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on our results of operations.

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

	Year Ended December 31,
	2024	2023
Net Income/(Loss)	$(2,518,827)	$(3,318,171)
Net Income/(Loss) per Share	$(0.22)	$(0.37)
Weighted Average Shares Outstanding, Basic	11,631,999	8,934,035

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2024, and 2023:

	Year ended December 31
	2024	2023
Net cash provided by Operating Activities	$(9,138,555)	$(5,470,567)
Net cash provided by Investing Activities	(977,821)	(484,855)
Net cash provided by Financing Activities	4,449,110	(25,240)
Net cash increase for period	(5,667,266)	(5,980,662)
Cash at the beginning of period	6,201,137	12,181,799
Cash at end of period	$533,871	$6,201,137

As of December 31, 2024, the Company had $ 4,664,460 in current assets, comprised of $ 533,871 in cash, $ 937,605 in accounts receivable, $ 2,338,759 in inventory, $759,658 in Contract Assets and $58,567 in Other Assets, as of December 31, 2023, the Company had $ 9,294,147 in current assets, comprised of $ 6,201,137 in cash, $ 816,364 in accounts receivable, $ 2,237,456 in inventory, and $39,190 in other assets.

As of December 31, 2024, current liabilities totaled $2,573,435 as compared to $ $ 1,031,844 as of December 31, 2023. As a result, as of December 31, 2024, the Company had $2,091,025 in total working capital as compared to $ 8,262,303 as of December 31, 2023.

	Year Ended December 31,
	2024	2023
Cash And Cash Equivalents	$533,871	$6,201,137
Working Capital (excluding cash and cash equivalents)	1,557,154	2,061,166
Total Working Capital	$2,091,025	$8,262,303

We anticipate spending an additional $3M over the next 2 years, to increase our sales and marketing efforts, as well as to increase our manufacturing capacity. While doing so, we expect to return to profitability in 2025. Therefore, we anticipate minimal long-term liquidity needs to support our organic growth, which we expect to achieve using the proceeds of our recent IPO, exclusively.

We must fulfill all of the financial disclosure and reporting requirements of a public reporting company. Our management must spend additional time on policies and procedures to ensure compliance with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. The additional corporate governance required of management could limit the amount of attention management can afford to our business plan, and therefore may delay our anticipated growth plans. Over the next 12 months, we anticipate the marginal cost of being a public company to exceed $750,000.

Lease Liability

On December 1, 2019, we entered a sub-lease with ICT Investments for 5,000 sf of manufacturing space on a month-to  -month basis at $4,050 per month. In January 2020, we expanded the lease with ICT Investments to include the entire facility of 18,000 sf. In October of 2021, a direct lease was signed with the landlord for three years, terminating on October 31, 2024. In November we entered into a lease amendment that expires December 31, 2025.The facility is currently equipped with three of our latest advanced laser cleaning demonstration models. It includes a materials stock room, a ramp and high dock, loading and moving equipment, a machine shop, an electronics room, and an equipment assembly area. The monthly rent for this facility is currently $15,549.

In December 2022, we entered into an agreement with 2701 Maitland Building Associates to rent 8,000 sf of additional office space nearby the main facility, for our growing sales and marketing program. The monthly rent for this space is currently $14,805. On February 10, 2025, we entered into a Lease Termination Agreement with 2701 Maitland Building Associates, LLC, the Landlord of Suite 125 containing approximately 7,981 rentable square feet that Laser Photonics had leased from November 7, 2022 through December 31, 2025, at a base monthly rent of $14,818.06 (“Suite 125”). In light of our entering into a long-term lease at 250 Technology Park. Lake Mary, FL 32746 on July 1, 2024, we determined that we did not need Suite 125 for our future growth and, since we could not sublet this space, we entered into the Lease Termination Agreement to reduce our lease expense. Under the terms of the Lease Termination Agreement, we agreed to pay a monthly termination fee of $14,912.14 base rent plus operating expenses for five months, saving us approximately $80,000 in lease payments for 2025.

On July 1, 2024, we entered into a lease agreement for 48,481 square feet of office space at a base monthly rent of $ 50,354.42 with an annual increase of 3%, that has a term of 10.5 years. The location of the facility is 250 Technology Park. Lake Mary, FL

Our facility is currently equipped with three of our latest advanced laser cleaning demonstration models.

Upon acquisition of Control Micro Systems in on October 31, 2024 at 4420 Metric Dr. Winter Park Florida. The lease expires on October 31, 2025. The facility is 52,200 total square ft at a cost of $27,700 per month.

Off-Balance Sheet Arrangements

As of December 31, 2024, we have not entered any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

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

Inventory — Inventory is stated at the lower cost (first-in, first-out method) or market value. Inventory includes parts and components that may be specialized in nature and subject to rapid obsolescence. We maintain a reserve for excess or obsolete inventory items. Inventories are written off and charged to cost of goods sold when identified as excess or obsolete. If future sales differ from these forecasts, the valuation of excess and obsolete inventory may change, and additional inventory provisions may be required. Because of our vertical integration, a significant or sudden decrease in sales could result in a significant change in the estimates of excess or obsolete inventory valuation. On December 31, 2024, we recorded $776,638 in Inventory Obsolescence.

Warranty — We maintain an accrual for warranty claims for units sold that are subject to warranty.

Income Taxes and Deferred Taxes — Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate.

Goodwill and Long-lived assets impairment. We review our intangible assets and property, plant and equipment for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. We perform our annual goodwill impairment review as of the first day of our fourth quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than the carrying amount.

Recent Accounting Pronouncements

The Company evaluates all Accounting Standard Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) for consideration of their applicability. ASUs not included in our disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements.

On November 27, 2023, FASB issues ASU 2023-07. ASU 2023-07 is effective for public entities fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 enhances segment reporting under Topic 280 by expanding the breadth and frequency of segment disclosures. Its amendments fall into the following categories. Topic 280 requires a public entity to disclose entity-wide and segment information in the notes to financial statements. This includes the measure of profit or loss that the CODM uses to assess segment performance and decide how to allocate resources, as well as certain specified amounts included in that measure – e.g. revenue, depreciation and amortization, interest and income tax expense. However, investors have observed that there has been limited information reported about a segment’s expenses. The analysis of the company after acquisition of CMS concluded that we have only one segment and according to this, the results will be disclosed consolidated.

ASC-280 Segment Reporting

Financial Accounting Standard Board (“FASB”) ASC Topic 280, “Segment Reporting,” requires annual and interim reporting for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources.

Laser Photonics operates as one segment located in Orlando, FL. Our company develops industrial laser cleaning, cutting, welding, marking, and wire stripping across multiple industries and customer bases. The chief operating decision maker (CODM) being the Chief Executive Officer. The CODM uses net income from operations to evaluate and make key operating decisions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Laser Photonics Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Laser Photonics Corporation (the Company) as of December 31, 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year-ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its consolidated operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements of Laser Photonics Corporation as of December 31, 2023 were audited by other auditor whose report dated April 16, 2024, except for certain items disclosed in Note 7, as to which the date is August 27, 2024, expressed an unqualified opinion on those statements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not earned sufficient revenue since inception and has sustained operating losses during the year ended December 31, 2024, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audits matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Evaluation of Intangible Assets

As discussed in Note 2 and 8 to the consolidated financial statements, the Company acquired an entity during 2024 accounted for as business combinations, which required assets and liabilities assumed to be measured at their acquisition date fair values. Additionally, the Company has other intangible assets from previous years activities. At each reporting period, certain intangible assets are required to be assessed annually for impairment based on the facts and circumstances at that time. Auditing management’s evaluation of intangible assets can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not easily able to be substantiated.

Given these factors and due to significant judgements made by management, the related audit effort in evaluating management’s judgments in evaluation of intangible assets required a high degree of auditor judgment.

The procedures performed included evaluation of the methods and assumptions used by the Company, tests of the data used and an evaluation of the findings. We evaluated and tested the Company’s significant judgments that determine the valuation of and impairment evaluation of intangible assets.

/s/ M&K CPAS, PLLC

www.mkacpas.com

We have served as the Company’s auditor since 2024.

The Woodlands, Texas

June 24, 2025

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

Spokane, Washington

April 16, 2024, except for certain items disclosed in Note 7, as to which the date is August 27, 2024.

LASER PHOTONICS CORPORATION.

Consolidated Balance Sheets as of December 31, 2024, and 2023

	As of December 31, 2024 (Audited)	As of December 31, 2023 (Restated)
Assets
Current Assets:
Cash and Cash Equivalents	$533,871	$6,201,137
Accounts Receivable, Net	973,605	816,364
Contract Assets	759,658	-
Inventory	2,338,759	2,237,456

Other Assets	58,567	39,190

Total Current Assets	4,664,460	9,294,147

Property, Plant, & Equipment, Net	1,872,034	952,811

Intangible Assets, Net	5,458,522	4,279,986

Other Long Term Assets	316,378	-

Operating Lease Right-of-Use Asset	4,840,753	597,143

Total Assets	17,152,147	15,124,087

Liabilities & Stockholders’ Equity
Current Liabilities:
Accounts Payable	531,268	223,040
Accounts Payable related parties	27,988	-
Deferred Revenue	55,383	213,114
Contract Liabilities	1,042,090	-
Current Portion of Operating Lease	649,989	434,152
Accrued Expenses	266,717	161,538
Total Current Liabilities	2,573,435	1,031,844

Long Term Liabilities:
Lease liability - less current	4,366,419	162,991
Total Long Term Liabilities	4,366,419	162,991
Total Liabilities	6,939,854	1,194,835

Stockholders’ Equity:
Preferred stock Par value $0.001: 10,000,000 shares authorized. 0 Issued: 0 shares were outstanding as of December 31, 2024 and December 31, 2023, respectively.	-	-

Common Stock Par Value $0.001: 100,000,000 shares authorized; 14,282,395 and 9,253,419 issued and 14,257,458 and 9,228,482 outstanding as December 31, 2024 and December 31, 2023, respectively	14,257	9,253

Additional Paid in Capital	17,886,159	19,180,725

Retained Earnings (Deficit)	(7,754,313)	(5,235,486)
Shares to be issued	100,000	-
Treasury Stock	(33,810)	(25,240)

Total Stockholders’ Equity	10,212,293	13,929,252

Total Liabilities & Stockholders’ Equity	$17,152,147	$15,124,087

* See accompanying notes to financial statements.

LASER PHOTONICS CORPORATION.

Consolidated Statements of Operations for the years ended December 31, 2024, and 2023

	Year Ending December 31,
	2024 (Audited)	2023 (Restated)
Net Sales	$3,367,681	$3,939,473

Net affiliate sales	47,515	-

Cost of Sales	1,934,150	1,041,697

Gross Profit	1,481,046	2,897,776

Operating Expenses:

Sales & Marketing	1,556,291	1,996,363

General & Administrative	2,790,543	2,123,058

Depreciation & Amortization	972,135	523,380
Impairment	932,669	-

Payroll Expenses	1,430,840	1,400,951

Research and Development Cost	261,911	202,259

Total Operating Expenses	7,944,389	6,246,011

Operating Income (Loss)	(6,463,343)	(3,348,234)
Other Income (Expenses):
Total Other Income (Loss)	3,944,516	30,063

Income (Loss) Before Tax	(2,518,827)	(3,318,171)

Tax Provision
Net Income (Loss)	(2,518,827)	(3,318,171)

Deemed Dividend from Software Acquisition	(6,615,000)	-
Net Comprehensive loss attributed to Common Shareholders	(9,133,827)	(3,318,171)

Earning (Loss) per Share:
Basic and Diluted	(0.22)	(0.37)
Loss per share (attributable to common shareholders)	(0.79)	(0.37)
Weighted Average of Shares Outstanding	11,631,999	8,934,035

* See accompanying notes to financial statements.

LASER PHOTONICS CORPORATION.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, and 2023 (Restated)

	Preferred Stock		Common Stock		Shares to be issued		Treasury		Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	APIC	Deficit	Equity
Balance, December 31,2022	-	-	7,878,419	$7,878	350,000	$829,500	-	$18,211,425	$(1,917,315)	$17,131,488

Net Loss	-	-	-	-	-	-	-	-	$(3,318,171)	$(3,318,171)

Stock Issued for services	-	-	350,000	$350	(350,000)	$(829,500)	$(25,240)	$829,150	-	$(25,240)

Stock Issued for License Agreement	-	-	1,000,000	$1,000	-	-	-	$1,209,000	-	$1,210,000

Distributions to affiliate	-	-	-	-	-	-	-	$(1,214,325)	-	$(1,214,325)

Stock issued for compensation	-	-	25,000	$25	-	-	-	$145,475	-	$145,500

Balance, December 31, 2023	-	-	9,253,419	$9,253	-	-	$(25,240)	$19,180,725	$(5,235,486)	$13,929,252

Net Loss	-	-	-	-	-	-	-		$(2,518,827)	$(2,518,827)

Distribution to affiliate	-	-	-	-	-	-	-	$(5,780,578)	-	$(5,780,578)

Stock Issued for compensation	-	-	17,008	$17	-	-	-	$33,319	-	$33,336

Stock issued for Software purchases	-	-	3,000,000	$3,000	-	-	-	$6,612,000	-	$6,615,000

Deemed Divident to APIC	-	-	-	-	-	-	-	$(6,615,000)	-	$(6,615,000)

Treasury stock adjustment	-	-	-24,937	$(25)	-	-	$(8,570)	$8,595	-	-

Stock Issue PIPE	-	-	1,500,000	$1,500	-	-	-	$2,650,850	-	$2,652,350

Cashless Exercise of Warrants	-	-	61,968	$62	-	-	-	$(62)	-	-

Shares to be issued for investment	-	-	-	-	-	$100,000	-		-	$100,000

Warrants exercise	-	-	450,000	$450	-		-	$1,796,310	-	$1,796,760

Balance, December 31, 2024	-	-	14,257,458	$14,257	-	$100,000	$(33,810)	$17,886,159	$(7,754,313)	$10,212,293

*See accompanying notes to financial statements.

LASER PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended on December 31,
	2024 (Audited)	2023 (Restated)

OPERATING ACTIVITIES
Net Loss/Gain	$(2,518,827)	$(3,318,171)
Adjustments to Reconcile Net Loss to Net Cash Flow from Operating Activities:
Bargain Purchase	(3,857,999)	-
Bad Debt	285,486	-
Shares issued for compensation	33,336	145,550
Distribution to affiliate	(5,780,578)	(1,214,325)
Impairment	932,669	-
Depreciation & Amortization	972,135	523,380
Net Change, Right-of-Use Asset & Liabilities	175,654	(31,775)
Change in Operating Assets & Liabilities:
Accounts Receivable	176,066	(395,002)
Contract Assets	(759,658)	-
Inventory	329,100	(1,191,437)
Prepaids & Other Current Assets	14,905	32,910
Accounts Payable	334,406	32,653
Contract Liabilities	942,090
Accrued Expenses	56,969	(267,464)
Deposits	(316,378)	-
Deferred Revenue	(157,931)	213,114
Net Cash Used in Operating Activities	(9,138,555)	(5,470,567)

INVESTING ACTIVITIES
Purchase of Property, Plant an Equipment	(306,726)	(76,686)
Purchase of Research & Development Equipment	(4,095)	-
Purchase of Operational Software & Website	(42,000)	(408,169)
Cash Paid for Acquisition net of Cash Received	(625,000)	-
Net Cash Used in Investing Activities	(977,821)	(484,855)

FINANCING ACTIVITIES
Shares issued for PIPE Warrants Exercise	1,796,760	-
Shares issued for PIPE	2,652,350	(25,240)
Net Cash provided by (used in) Financing Activities	4,449,110	(25,240)
Net Cash Flow for Period	(5,667,266)	(5,980,662)
Cash and Cassh Equivalents - Beginning of Period	6,201,137	12,181,799
Cash and Cash Equivalents- End of Period	$533,871	$6,201,137
NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use property Lease	(4,755,728)	-
Shares issued on conversion of debt	-	-
Transfer demo inventory to PPE	507,931	-
Share issued for purchase of license	6,615,000	1,210,000
Treasury stock adjustment	(8,570)	-
Common Stock issued for cashless exercise of warrants	62	-
SUPPLEMENTARY CASH FLOW INFORMATION
Cash Received / Paid During the Period for:
Income Taxes	-	-
Interest	-	39,509

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2023, and 2024

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

The recently acquired Control Micro Systems was purchased by the Company on October 31, 2024. The company is 100% owned by Laser Photonics Corporation.

The Company’s accounting year end is December 31.

Going Concern

The Company has not earned sufficient revenue since inception and has sustained operating losses during the year ended December 31, 2024 and the year ended December 31, 2023 mainly due to investments in its sales and marketing departments. The Company had sufficient working capital as of December 31, 2023. However, the Company’s continuation as a going concern is dependent on its ability to generate additional cash flows from operations to meet its obligations and/or obtaining additional financing, as may be required. There is substantial doubt of the ability of the Company to continue as a going concern.

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

Assets

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. Company had $6,000,000 in flexible CD account with Bank of America at the beginning of 2024. The terms on this CD if flexible, there is no fixed maturity day on CD, and funds can be withdrawn at any time without penalty. The account was closed in November 2024

As of December 31, 2024, and December 31, 2023, the Company had $533,871 and $6,201,137 of cash, respectively.

We do have bank accounts with exposure $5,951,137 over FDIC insurability of $250,000 as of year-end 2023 and $283,871 as of year-end 2024.

Accounts Receivable

Trade accounts receivable are recorded net of allowance for expected uncollectible accounts. The Company extends credit to its customers in the normal course of business and performs on-going credit evaluations of its customers. All accounts, or portions thereof, that are deemed uncollectible are written off to bad debt expense, as incurred. As of December 31, 2024, and December 31, 2023, the Company’s ledger had $973,605 and $816,364, respectively as a balance for collectible accounts. Allowance and amount recognized as bad debt for 2024 is $285,486, for 2023 is $216,083.

For the reporting periods of the year ending December 31, 2023, and for the year ending December 31, 2024, there were no customers whose Account Receivables were greater than 10% of the total amount of A/R.

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

On December 31, 2024, and December 31, 2023, respectively, the Company’s inventory consisted of the following:

	Year Ended December 31,
	2024 (Audited)	2023 (Audited)
Inventory
Equipment Parts Inventory	$1,820347	$862,941
Finished Goods Inventory	999,100	992,744
Sales Demo Inventory	-	162,958
Work in process Inventory	295,950	243,029
Inventory Reserve	(776,638)	(24,216)
Total Inventory	$2,338,759	$2,237,456

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

On December 31, 2024, the Company recorded $776,638 in inventory obsolescence reserve in comparison to a markdown of $24,216 in the prior year. $507,931 of demonstration inventory was reclassified to fixed assets during the year ending December 31. 2024.

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

Machinery and Equipment

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company will use other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Category	Economic Useful Life
Office furniture and fixtures	3-5 years
Machinery and equipment	5-7 years
Leasehold Improvements	1-10 years
Intangible Assets	6-15 years

	Year Ended December 31,
	2024 (Audited)	2023 (Audited)
Fixed Assets
Accumulated Depreciation	$(2,513,551)	$(729,956)
Machinery & Equipment	2,458,986	796,783
Office Furniture & Computer Equipment	301,487	77,487
Vehicles	117,894	90,959
R&D Equipment	43,268	37,973
Software	50,671
Leasehold improvements	257,558	31,775
Demonstration equipment	1,155,721	647,790
Total Fixed Assets	$1,872,034	$952,811

As of December 31, 2024, the Company recorded $1,872,034 of capital assets net of depreciation in comparison to $952,811 recorded on December 31, 2023. Accordingly, depreciation in 2024 was recorded at $571,530 in comparison to $267,381 in 2023. $507,931 of demonstration inventory was reclassified to fixed assets during the year ending December 31. 2024.

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

The Company employs various core technologies across many different product families and applications in an effort to maximize the impact of our research and development costs and increase economies of scale and to leverage its technology-specific expertise across multiple product platforms. The technologies inherent in its laser equipment products include application documentation, proprietary and custom software developed for operation of its equipment, specific knowledge of supply chain and, most important, equipment design documentation, consisting of 3D engineering drawings, bills of materials, wiring diagrams, parts AutoCad drawings, software architecture documentation, etc. Intangible assets were received from a related party, ICT Investments, and therefore transferred and booked by Laser Photonics Corp. at their historical cost.

The Company contracted with a third party to test impairment of their intangible assets. After the evaluation was completed the company recognized an impairment of $932,669. This impairment has been recognized and is reflected in the current financial statements for year ending December 31, 2024.

As of December 31, 2024, and December 31, 2023, the Company had $5,458,522 and $4,279,986, respectively of intangible property. Amortization expense for the year ending December 31, 2023, was $233,099 and for the year ending December 31, 2024, was $400,605.

	Year Ended December 31,
	2024 (Audited)	2023 (Audited)
Intangible Assets
Accumulated Amortization	$(1,125,025)	$(725,228)
Customer Relationships	211,000	211,000
Equipment Design Documentation	2,675,000	2,675,000
Operational Software & Website	381,539	339,539
Trademarks	787,800	216,800
License & Patents	3,460,877	1,562,876
Accumulated Impairment Loss	(932,669)	0
Total Intangible Assets	$5,458,522	$4,279,987

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

Sales Tax Liability

Sales tax liability is created when the Company sells equipment and services to another entity located in the State of Florida. Currently the sales tax rate in the Company’s County of Business is 6.5%. As of December 31, 2024, we had $1,031 sales tax liability as compared to $106 recorded on December 31, 2023.

Accounts Payable

Accounts payable consist of short-term liability to our vendors and sub-contractors, who extend credit terms to the Company or deliver goods or services with delayed payment terms. As of December 31, 2024, and December 31, 2023, our accounts payable were recorded at $559,256 and $223,040, respectively. As of December 31, 2024, we had an accounts payable balance of $27,988 to a related party.

Deferred Revenue

Deferred Revenue is primarily comprised of amounts collected from customers for product or obligation that has not been fulfilled. As of December 31, 2024, the Company had $337,815, and December 31, 2023, had $213,114.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flow expected to result from use of the assets and their ultimate disposition. In instances where impairment is determined to exist, the Company writes down the asset to its fair value based on the present value of estimated future cash flows.

Earnings/(Loss) per Share

Basic earnings/(loss) per share is calculated by dividing the earnings/(loss) attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings/(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings/(loss) of the Company. Diluted earnings/(loss) per share is computed by dividing the earnings/(loss) available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. There were 1,050,000 warrants for shares of common stock at the end of 2024 and 180,000 warrants for shares available to potentially issued at the end of 2023.

On December 31, 2024, the Company recorded a $0.22 basic/diluted loss per share, as compared to a $0.37 basic/diluted loss per share on December 31, 2023.

Relationship with distributors:

All orders received on a revolving basis in accordance with Laser Photonics Corporation standard Terms and Conditions of Sale. Orders are not able to be cancelled. Orders typically consist of multiple units. Payment terms are typically Net 120 days from transferring the ownership of equipment to Distributor. Revenue recognized on a “piece by piece” equipment bases after appropriate transfer equipment ownership to Distributor. Payments are made by Distributor to The Company when Distributor collects funds from their regional customers, or then they have funds availability to reduce the outstanding balance. Detailed aging is accounted in MRP system – DBA Manufacturing keeping records of all equipment units ever manufactured with coordinating serial numbers. Higher level account related data with payment history is recorded in the Company’s Quick Books Accounting software.

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

Revenue is then recognized for the transaction price allocated to each respective performance obligation when (or as) the performance obligation is satisfied. For our products, revenue is generally recognized on a free on-board basis (FOB Origin) basis. This means that revenue is recognized when our products have been manufactured, crated, and placed in the company’s collection warehouse for customer pick-up in accordance with the Customer Quote and Company Terms and Conditions of Sale. Our manufacturing process is controlled by a Manufacturing Resource Planning (MRP) software - DBA Manufacturing, and fulfilled and closed Job order triggering the product readiness to be transferred to the customer. At that stage we fulfill all our obligations, as per our Terms and Conditions of sale, inform Customer by email or phone that his product order is ready for the scheduled pickup, and transfer the title on the manufactured equipment to the customer, and the customer is responsible for transportation expenses, insurance, and any transport-related damage to the equipment in transit. We do not hold any obligation to deliver beyond the collection warehouse, and it is the customers’ contractual responsibility to ensure their goods reach their destination.

For projects that are considered custom in nature like most of what we see at Control Micro systems, and we’ve determined the obligation will be six months to a year or more, the company will recognize revenue as a percentage of completion basis.  The percentage of completion method recognizes income as work on a project progresses.  The recognition of revenues and profits is generally related to costs incurred in providing the services required under the project.

For the year ending December 31, 2024, there was one customer whose revenue was more than 10% of the total revenue. and for the year ending December 31, 2023, reporting period there were no customers whose revenue was more than 10% of the total revenue.

Payments received as deposits for specific purchase orders or future laser equipment sales to customers are recognized as customer deposits and included in liabilities on the balance sheet. Customer deposits are recognized as revenue when control over the ordered equipment is transferred to the customer.

Contract Assets and Contract Liabilities

Account receivable are recognized in the period when the Company’s right to consideration is unconditional. Accounts receivable are recognized net of an allowance for credit losses. A considerable amount of judgement is required in assessing the likelihood of realization of receivables.

The timing of revenue may differ from timing of invoicing customers.

Contract assets include unbilled amounts from long-term construction services when revenue recognized under the cost-to-cost measure of progress exceeds the amounts invoiced to customers, as the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of contract. Contracts assets are generally classified as current within the consolidated balance sheet.

Contract liabilities from construction contracts occur when amounts invoiced to customers exceed revenues recognized under the cost-to-cost measures of progress. Contract liabilities additionally include advance payments from customers on certain contracts. Contract liabilities decrease as the Company recognizes revenue from the satisfaction of the related performance obligation. Contract liabilities are generally classified as current within the consolidated balance sheet.

Although the Company believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

The Company recognizes revenue by applying the following 5 step model:

1. Identifying the Contract(s) with a Customer. The Company enters into written contract with customers that create enforceable rights and obligations. Contracts are assessed to ensure they meet criteria for being considered legally binding and capable of being accounted for.

2. Identify the Performance Obligations in the Contract. Performance obligations are identified as distinct promises to transfer goods or services to a customer. The Company identifies their scope of work and creates a schedule of values (SOV) outlining each individual scope of the project.

3. Determine the Transaction Price. The transaction price is the amount of considerations the Company expects to be entitled to in exchange for transferring promised services. The transaction price may include fixed amounts or cost-plus percentage method.

4. Allocate the Transaction Priced to Performance Obligations. The transaction price is allocated to each performance obligation (SOV) based on its stand-alone selling price. The stand-alone selling price is the price which the Company would sell its service separately to a customer.

5. Recognize Revenue when (or as) the Company Satisfies a Performance Obligation. The Company recognizes revenue over time based on the progress towards completion of performance obligation. Revenue recognized during this reporting period is derived from the total contract value as allocated to performance obligations satisfied during that period.

Contract assets are $759,658 and zero as of December 31, 2024 and 2023, respectively.  Contract liabilities are $1,042,090 and zero as of December 31, 2024 and 2023, respectively.  Revenue from contracts with customers are $721,185 and zero as of December 31, 2024 and 2023, respectively.

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

Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, “Fair Value Measurements”, as well as certain related FASB staff positions. This guidance defines fair value as the price that would be received from selling an asset or paid to transfer liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of December 31, 2024 and 2023, due to the short-term nature of these instruments.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2024 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

The provision for income taxes is calculated at a US corporate tax rate of approximately 21% (2023: 21%) as follows:

	2024	2023
	$	$
Expected income tax (expense) recovery from net (income) loss	528,953	790,846
Tax effect of expenses not deductible for income tax:
Annual effect of book/tax differences	1,099,453	3,765,932
Change in the valuation allowance	(1,628,406)	(4,586,841)

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies that are adopted by the Company as of the specified effective date.

ASC-280 Segment Reporting

Financial Accounting Standard Board (“FASB”) ASC Topic 280, “Segment Reporting,” requires annual and interim reporting for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources.

Laser Photonics operates as one segment located in Orlando, FL. Our company develops industrial laser cleaning, cutting, welding, marking, and wire stripping across multiple industries and customer bases. The chief operating decision maker (CODM) being the Chief Executive Officer. The CODM uses the financial statements from operations to evaluate and make key operating decisions.

ASU 2016-13 Current Expected Credit Loss (ASC326)

In December 2021, the FASB issued an update to ASU No. 2016-13 the Current Expected Credit Losses (CECL) standard (ASC 326), which is designed to provide greater transparency and understanding of credit risk by incorporating estimated, forward-looking data when measuring lifetime Estimated Credit Losses (ECL) and requires enhanced financial statement disclosures. This guidance was adopted on January 1, 2023.

The Company evaluates all Accounting Standard Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) for consideration of their applicability. ASUs not included in our disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on our financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS –

ICT Investments owns 4,438,695 shares of the Company’s common stock. Prior to the closing of the Company’s IPO on October 4, 2022, this represented 96.1% of the total shares outstanding. As of December 31, 2022, ICT Investments owns 31.13% of the total shares outstanding. Dmitriy Nikitin is the Managing Partner of ICT Investments and has controlled the Company since its inception. As of the end of 2023 the % is 58.7.%, considering the shares owned by Fonon Corporation and Fonon Technology.

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

During the years ending December 31, 2024, and 2023, the Company paid $30,047 and $108,268, respectively, to Dmitriy Nikitin for advisory fees and allowances. During the years ending December 31, 2024, and 2023, the Company paid $92,764 and $92,526 to ICT Investments for accounting services and SEC filing related work, accordingly.

For the year ending December 31,2024, $5,780,578 was distributed to an affiliate party Fonon Corporation. The financial statements are adjusted to reflect the Fonon Corporation amounts as distribution to affiliate. The majority of the distributions is related to payroll costs. In addition, there are certain shared facility and overhead costs that are allocated in the distribution.

For the year ended December 31, 2024, affiliate revenue totaled $47,515.

Related party accounts payable due to Fonon Technologies Incorporated balance as of December 31, 2024 was $27,988.

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

Preferred Stock

●	Par value: $0.001

●	Authorized: 10,000,000

●	Issued: There were no preferred shares issued and outstanding as of December 31, 2023, and 2024.

Common Stock

●	Par value: $0.001
●	Authorized: 100,000,000
●	14,282,395 and 9,253,419 issued and 14,257,458 and 9,228,482 outstanding as December 31, 2024 and December 31, 2023, respectively.

Warrants

●	On September 6, 2024, 1,500,000 Warrants to Purchase Common stock were issued under PIPE Offering with Aegis Capital Cop. As Agent.
●	In October and November were exercised 450,00 Warrants to Purchase for Common Stock.
●	As of December 31, 2024, there were 1,050,000 Warrants to Purchase of Common Stock Outstanding.

Options

As of December 31, 2024, there were no Options Issued or Outstanding

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

Subject to preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to share ratable in dividends, if any, as may be declared from time to time by the board of directors in its discretion from funds legally available, therefore.

Holders of common stock have no pre-emptive rights to purchase the Company’s common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock. The Company may issue additional shares of common stock which could dilute its current shareholder’s share value.

2024

●	On February 2, 2024, 17,008 Shares of Common stock with a fair value $33,336 were issued to Jade Barnwell, the former Laser Photonics CFO, under the terms of employment.
●	On May 24, 2024, 3,000,000 Shares of Common stock with a fair value $6,615,000 were issued to FONON Corporation under License Agreement
●	On September 6, 2024, 1,500,000 Shares of Common stock were issued under PIPE Offering with Aegis Capital Cop. As Agent. With net proceeds $2,652,350
●	On September 16, 2024, 61,968 shares of Common Stock were cashless exercised by Alexander Capital who held these warrants as part of the initial IPO completed in November 2022.
●	On October 21, 2024, Warrants were exercised, and 255,000 Shares of Common stock were issued under PIPE Offering with Aegis Capital Cop. As Agent. This resulted to funds to the company of $1,018,164
●	On October 23, 2024, Warrants were exercised, and 175,000 Shares of Common stock were issued under PIPE Offering with Aegis Capital Cop. As Agent. This resulted to funds to the company of $698,740
●	On November 26, 2024, Warrants were exercised, and 20,000 Shares of Common stock were issued under PIPE Offering with Aegis Capital Cop. As Agent. This resulted in funds to the company of $79,856

As part of the acquisition of Control Micro Systems 18,692 shares of common stock valued at $100,000, were promised in the deal. Those shares were issued to Laser Wind Down, Inc subsequently in January of 2025

2023

During the quarter ended June 30, 2023, the Company issued 350,000 shares of common stock were issued as compensation for services to TraDigital. These were recorded at a fair value based on the market price of the Company’s stock on the date of the agreement.

During the quarter ended June 30, 2023, the Company issued 25,000 shares of common stock were issued as compensation for services to Company former Vice President of Finance Tim Schick. These were recorded at a fair value based on the market price of the Company’s stock on the date of the agreement.

During the quarter ending December 31, 2023, the Company issued 1,000,000 shares of common stock as consideration of the license agreement granted by Fonon Technologies, Inc. These were recorded at a fair value based on the market price of the Company’s stock on the date of the agreement.

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

On July 1, 2024, we entered into a lease agreement for 48,481 square feet of office space at a base monthly rent of $ 50,354.42 with an annual increase of 3%, that has a term of 10.5 years. The location of the facility is 250 Technology Park. Lake Mary, FL

Our facility is currently equipped with three of our latest advanced laser cleaning demonstration models.

Upon acquisition of Control Micro Systems in on October 31, 2024 we were in a month to month lease located at 4420 Metric Dr. Winter Park Florida. The latest lease expired on June 21, 2024, prior to the acquisition of the business. The facility is 52,200 square ft total at a cost of $27,700 per month. Discussions are underway with the existing landlord for a new lease, and we expect to finalize that in the first half of 2025.

The following table provides the maturities of lease liabilities at December 31, 2024:

	Operating Lease	Remaining Term in Years
2025	1,116,277
2026	641,052
2027	660,284
2028	680,092
2029	700,495
2030	721,510
2031	743,155
2032	765,450
2033	788,413
2034	812,065
2035	418,214
Total lease payments	8,047,006
Less : Imputed interest	(3,030,599)
Present Value of Lease Liabiltiy	5,016,408	10.5

NOTE 6 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to March 31, 2025, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has the following events to report.

On January 22, 2025 as a condition of the acquisition of Control Micro Systems Laser Wind Down, Inc was issued 18,692 shares of our common stock

On March 6, 2025 Sanjay Adhav issued 65,000  shares of Laser Photonics common stock through affiliate company Fonon Technologies as part of Fonon Corp acquisition of Quantum Technologies.

NOTE 7 – Restatement of Financials 2023

As a result of the Company’s predecessor auditor, Fruci & Associates II, PLLC (“Fruci”), identifying an adjusting entry that Fruci had proposed and that was posted by the Company that overstated deferred revenue and needed to be corrected.

		Restatement
Balance Sheet	As Filed	Adjustments	As Restated
Assets
Cash and cash equivalent	$6,201,137	$0	$6,201,137
Accounts receivable, net	$816,364	$0	$816,364
Inventory	$2,277,816	$-40,360	$2,237,456
Other Assets	$39,190	$0	$39,190
Total current assets	$9,334,507	$0	$9,294,147
PP&E	$952,811	$0	$952,811
Intangible Assets Net	$4,279,986	$0	$4,279,986
Operating Lease Right of Use Asset	$597,143	$0	$597,143

Total assets	$15,164,447	$-40,360	$15,124,087

Liabilities
Current Liabilities
Accounts payable	$223,040	$0	$223,040
Deferred revenue	$701,234	$-488,120	$213,114
Current Portion of Operating Lease	$434,152	$0	$434,152
Accrued expenses	$161,538	$0	$161,538
Total current liabilities	$1,519,964	$-488,120	$1,031,844
Total Long Term liabilities	$162,991	$0	$162,991
Total Liability	$1,682,955	$-488,120	$1,194,835
Total stockholders’ equity	$13,481,492	$447,761	$13,929,252
Total liabilities and stockholders’ equity	$15,164,447	$-40,359	$15,124,087

		Restatement
Statement of operations	As Filed	Adjustments	As Restated
Net Sales	$3,939,474	$0	$3,939,473
Cost of Sales	$1,489,457	$-447,761	$1,041,697
Gross Profit	$2,450,017	$447,761	$2,897,776
Operating Expenses:	$6,246,011	$0	$6,246,011
Operating Income	$-3,795,994	447,760	-3,348,234
Onter income	$30,063	$0	$30,063
Net Income (Loss)	$-3,765,932	$447,761	$-3,318,171

Income (Loss) per Share
Basic	$-0.42	$0.05	$-0.37
Diluted	$-0.42	$0.05	$-0.37

			Restatement
	As Filed		Adjustments		As Restated
Cash Flows From:
OPERATING ACTIVITIES	$
Net Income (Loss)		$-3,765,932		$447,761	-3,318,171
Adjustments to Reconcile Net Income (Loss) to Net Cash Flow from Operating Activities:
Shares issued on conversion of debt		$0		$0
Shares to be issued as consideration for services	$			$0
Shares issued for compensation		$145,550		$0	145,550
Distribution to affiliate		$-1,214,325		$0	-1,214,325
Depreciation & Amortization		$523,380		$0	523,380
Net Change, Right-of-Use Asset & Liabilities		$-31,775		$0	-31,775
Accounts Receivable		$-395,002		$0	-395,002
Inventory		$-1,231,796		$40,359	-1,191,437
Prepaids & Other Current Assets		$32,910		$0	32,910
Stock Account	$		$		-
Accounts Payable		$32,653		$0	32,653
Accrued Expenses		$-267,464		$0	-267,464
21030 Deferred Revenue		$701,234		$-488,120	213,114
Net Cash From (Used In) Operating Activities		$-5,470,618		$51	-5,470,567

INVESTING ACTIVITIES
Purchase of Equipment		$-76,636		$-50	-76,686
Affiliate companies	$			$0	-
Purchase of R&D Equipment	$			$0	-
Demonstration Equipment	$			$0	0
Purchase of Intangible Assets		$-408,169		$0	-408,169
Net Cash From (Used In) Investing Activities		$-484,805		$-50	-484,855

FINANCING ACTIVITIES
Proceeds from (Repayment of) Notes
Proceeds from (Repayment of) PPP Loan
Dividends Paid		$-	$
Proceeds from Sale of Common Stock		$-25,240		$0	-25,240
Net Cash From (Used In) Financing Activities		$-25,240		$0	-25,240
Net Cash Flow for Period		$-5,980,663		$-1	-5,980,662
Cash - Beginning of Period		$12,181,799		$0	12,181,799
Cash - End of Period		$6,201,136		$-1	6,201,137
NON-CASH INVESTING AND FINANCING ACTIVITIES
Share issued for purchase of license		$1,210,000		$0	1,210,000
SUPPLEMENTARY CASH FLOW INFORMATION
Cash Received / Paid During the Period for:
Income Taxes		$-			$-
Interest		$39,509		$0	39,509

NOTE 8 – ACQUISITION WITH PURCHASE PRICE ALLOCATION

On October 30, 2024, we entered into an Asset Purchase Agreement with Control Micro Systems, Inc. (“CMS”), a laser company located in Orlando, Florida, that designs and builds turnkey laser material processing systems for marking, cutting, drilling and welding. CMS allows us to expand into the pharmaceutical market for controlled-release medications that are expanding rapidly, driven by the growing need for more effective delivery systems.

The company paid $950,000 in cash and $100,000 in common stock to the previous owner. Control Micro Systems was a distressed company that was in federal bankruptcy court beginning March of 2024. Through the courts Laser Photonics was able to acquire this business below the value of the assets free and clear of the previous liabilities.

The company contracted a third-party expert to evaluate the potential gain or loss from the purchase of these assets. The third party determined the value of the assets was worth more than the purchase price. Based on the report from the third party the fair value of the assets exceeds the purchase price resulting in a gain of $3,858,000. This has been recognized and is reflected in the company’s financial statements.

Year Ended on October 31,
2024 (Audited)

Purchase Price :
Cash for acquisition	$950,000
100,000 in common stock shares	100,000
Total Purchase consideration	$1,050,000

Purchase Price Allocation
Cash	324,918
Accounts Receivable	618,794
Inventory	938,335
Prepaid expenses	34,279
Fixtures and Equipment	672,082
Intangibles	2,468,000
Goodwill/Bargain Purchase gain	(3,857,999)
Accrued expenses	(48,207)
Deferred revenue	(100,203)
Total	$1,050,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded as of December 31, 2024 that the Company’s disclosure controls and procedures were ineffective as the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2021, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that some of its internal controls over financial reporting were ineffective as of December 31, 2024. The Company also continues to work on improving those controls on an active basis. There will be an emphasis on improving controls over affiliate transactions and equity transactions. Controls identified as ineffective:

●	System of internal controls failed to identify multiple journal entries that were identified by the external auditor
●	Lack of formal control process related to the identification and approval of related party transactions
●	We are not able to fully maintain segregation of duties within our financial operations due to our reliance on limited personnel in the finance function
●	As a smaller company we lack sufficient resources to perform the internal audit function
●	Documentation of all proper accounting procedures is not yet complete.

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

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

The following table sets forth information for our executive officers and directors as of June 23, 2024.

Name	Age	Position
Wayne Tupuola	64	President, Chief Executive Officer and Chairman of the Board
Carlos Sardinas	43	Chief Financial Officer
John Amstrong	64	Vice President Executive
Gennady Korotkov	68	Vice President of Operations
Igor Vodopiyanov	64	Vice President, R&D and Product Development
Arnold Bykov	89	Chief Design Engineer
Tim Miller	71	Director
Troy Parkos	53	Director
Carlos M. Gonzalez	78	Director

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

Tim Miller, age 71, has since 1983 served as the founder and CEO of Control Micro Systems, Inc. (“CMS”). CMS was a pioneer in software controls development for laser machines that expanded to cover a wide range of laser-based  manufacturing processes, including laser marking, cutting, drilling, and welding and designing and building complete industrial laser systems, for a global customer base. Mr. Miller had four patents granted by the USPTO in aspects of laser manufacturing. By the time of its sale for over $10 million in 2019 to 600 Group PLLC, a company that until April 2024 was listed on the AIM market of the London Stock Exchange, CMS had grown, without any third-party financing, to over 55 employees with annual revenues over $10 million operating in a 40,000 sq. ft. facility. Mr. Miller graduated from the University of Central Florida in 1978 with a BS Degree in Computer Science. Laser Photonics believes that the experience that Mr. Miller has in the laser photonics industry and the growth of CMS as well as overseeing a successful exit for CMS qualifies him to be a valuable member of the Laser Photonics Board of Directors.

Board Composition and Election of Directors

Our Board of Directors is currently authorized to have five members. In accordance with the terms of our current certificate of incorporation and bylaws, the term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified.

Director Independence

We are a “controlled company” under the Nasdaq Marketplace Rules, but we have not exempted ourselves from the requirement to have independent directors and independent compensation and nomination committees. Currently we have three members of our Board of Directors who are independent as defined under Nasdaq Marketplace Rules. Troy Parkos and Carlos M. Gonzalez are all members of our audit committee, our corporate governance and nominating committee and compensation committee in accordance with the Nasdaq listing rules that require that, subject to specified exceptions, each member of a listed company’s audit, compensation and corporate governance and nominating committees be independent.

There are no family relationships among any of our directors or executive officers.

Director Compensation

2024 Director Compensation

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

Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our board of directors by our non-employee directors during the year ended December 31, 2024.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Shara Pathak	31,141	—		—	—	—	31,141
Troy Parkos	30,000	—		—	—	—	30,000
Carlos Gonzalez	19,780	—		—	—	—	19,780
Tim Miller	10,109						10,109

During 2024, each non-employee member of the Board of Directors received an annual cash fee of $30,000.

Controlled Company Exemption

ICT Investments, together with the shares of FONON Corporation and FONON Technologies, owned by ICT, posses a majority (59.19%) of the voting power of all outstanding shares of our common stock. As a result, we are a “controlled company” within the meaning of Nasdaq’s corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of its board of directors consist of independent directors and (2) that its board of directors have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. If we utilized these exemptions you may not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. If we cease to be a “controlled company” and our shares continue to be listed on Nasdaq, we will be required to comply with these standards. We have adopted corporate governance standards as though we were not a “controlled company.”

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and responsibilities described below.

Audit Committee

Our audit committee is comprised of Carlos M. Gonzalez and Troy Parkos, each of whom our board has determined is financially literate and qualifies as an independent director under Section 5605(a)(2) and Section 5605(c)(2) of the Nasdaq rules. Mr. Gonzalez is the chairman of our audit committee, and he qualifies as an audit committee financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

The Audit Committee has discussed with management and the independent auditor the Company’s annual audited financial statements for the year ended December 31, 2024. The Audit Committee has discussed with M&K CPAS, PLLC (“M&K CPAS, PLLC”), the Company’s independent auditor for the 2024 fiscal year, matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board and the SEC. The Audit Committee has received written disclosures and letters from M&K CPAS, PLLC and has discussed their independence from management and the Company. Based upon the reviews and discussions, the Audit Committee recommended to the Board of Directors that the previously mentioned audit financial statements should be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for filing with the SEC.

Compensation Committee

Our compensation committee is comprised of Troy Parkos and Carlos M. Gonzalez. Our board has determined that each of Mr. Parkos and Mr. Gonzalez qualifies as an independent director under Section 5605(a)(2) of the Nasdaq rules and as “non-employee director” for purposes of Section 16b-3 under the Exchange Act and does not have a material relationship with us that would affect their ability to be independent from management in connection with the duties of a compensation committee member, as described in Section 5605(d)(2) of the Nasdaq rules. Ms. Pathak serves as the chairman of our compensation committee.

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is comprised of, Mr. Parkos and Mr. Gonzalez. Our board has determined that each of Mr. Parkos and Mr. Gonzalez qualifies as an independent director under Section 5605(a)(2) of the Nasdaq rules. Ms. Pathak is the chairman of our nominating and corporate governance committee.

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

Insider Trading Policies

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and their respective immediate family members, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards while they are in possession of material nonpublic information (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.1 and is incorporated herein by reference.

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

Stock-Based Awards

Our equity award program is the primary vehicle for offering long-term incentives to our executives. While we do not have any equity ownership guidelines for our executives, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, the vesting feature of our equity awards contributes to executive retention by providing an incentive for our executives to remain in our employment during the vesting period. Currently, our executives are eligible to participate in our 2019 Stock Incentive Plan, which we refer to as the 2019 Plan. Following the consummation of this offering, our employees and executives will be eligible to receive stock-based awards pursuant to our 2019 Plan. Under our 2019 Plan, executives will be eligible to receive grants of stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other stock-based equity awards at the discretion of our Board of Directors.

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

We normally grant stock awards that will vest 25% of the shares on the first anniversary of the grant date and with respect to the remaining shares in approximately equal quarterly installments through the fourth anniversary of the grant date. Vesting cease upon termination of employment and exercise rights cease shortly after termination of employment. Prior to the exercise of a stock option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights or the right to receive dividends or dividend equivalents.

We have granted, and going forward expect to grant, stock options with exercise prices that are set at no less than the fair value of shares of our common stock on the date of grant as determined by our Board of Directors.

Benefits and Other Compensation

We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. We expect to maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance. All of our executives are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees.

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

Name and Principal Occupation[1]	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards ($)	All Other Compensation ($)	Total($)

Wayne Tupuola,	2024	200,000					200,000
Chief Executive Officer	2023	200,000	0	0	0	9,661	209,661
Jade Barnwell, Former Chief Financial Officer(1)	2023	73,217					73,217
Peter Evans, Former President of Laser Photonics	2023	40,785					40,785
John Amstrong, Executive Vicepresident	2024	170,000					170,000
Carlos Sardinas, Chief Financial Officer (2)	2024	180,000					180,000

(1)	Jade Barnwell resigned as CFO on December 20, 2023.
(2)	Carlos Sardinas entered into an Offer Letter Agreement with the Company on April 8, 2024.

Summary Compensation Table

The following table reflects compensation paid or awarded to our named executive officers during the fiscal years ended December 31, 2024 and 2023.

SUMMARY COMPENSATION TABLE

(1)	Carlos Sardinas entered into an Offer Letter Agreement with the Company on April 8, 2024.

Grants of Plan-Based Awards

In July 2022, Tim Schick, CFA, was granted 25,000 Incentive Stock Options with four-year vesting and an exercise price of $5.00. Those options were cancelled in connection with the termination of employment agreement with the Company dated March 27, 2023. There have not been any additional awards under out 2019 Plan.

Jade Barnell received on 02/27/2024, 17008 Common Stock Shares under a compensation agreement.

Outstanding Equity Awards

There were no outstanding equity awards held by our named executive officers as of December 31, 2024.

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

Director Compensation

Under our non-employee director compensation policy adopted in November 2023, our independent directors in 2024 are paid $30,000 per year in cash compensation and will receive in 2025 a yet to be determined number shares of restricted stock. Additionally, the Company will reimburse them for their reasonable expenses incurred in connection with attending our board of directors and committee meetings. In the future, we may also grant stock options to our independent directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2024, certain information concerning the beneficial ownership of our capital stock, including our common stock, and stock options as converted into common stock, by:

●	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;
●	each director;
●	each named executive officer;
●	all of our executive officers and directors as a group; and
●	each person or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws. The applicable percentage ownership before this offering is based on 14,257,458  shares of common stock outstanding as of December 31, 2024.

Name of Beneficial Owner	No. of Shares	% of Total Shares Outstanding
Named Executive Officers and Directors:
Wayne Tupuola	101,760	0.7%
ICT Investments, LLC (2)	4,438,695	31.13%
Igor Vodopivanof	—	—
Arnold Bykov	46,297	0.3%
Carlos Gonzalez
Troy Parkos	—	—
Carlos M. Gonzalez	—	—
	—	—
All Officers and Directors as a Group		%
*Represents less than 1%

(1)	Unless otherwise indicated, the address of such individual is c/o the Company.

(2)	Dmitriy Nikitin has voting control through his ownership of all membership interests of ICT Investments, LLC and Fonon Corporation.

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

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, including those discussed in the sections titled “Management” and “Executive Compensation,” the following is a description of each transaction since January 1, 2022 or any currently proposed transaction in which:

●	we have been or are to be a party to;
●	the amount involved exceeded or exceeds $120,000; and
●	any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

For information on our compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, see the section titled “Executive Compensation”.

Since December 31, 2024, we have engaged in the following transactions in an amount that exceeds $120,000 with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities, and our co-founders. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is M&K CPAS PLLC and predecessor Fruci & Associates, Firm ID: 05525

The following is the breakdown of aggregate fees for the last two fiscal years.

	Year Ending December 31,
	2024		2023
Audit Fees		$105,076		$114,500
Audit Related Fees	$		$
Tax Fees	$		$
All Other Fees		$105,076		$114,500

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES INDEX TO FINANCIAL STATEMENTS

Financial Statements filed as part of this Form 10-K:

Laser Photonics, Corporation December 31, 2024 and 2023 Audited Financial Statements

Report of Independent Registered Accounting Firm Balance Sheet

Consolidated Statement of Operations

Consolidated Balance Sheets

Consolidated Statement of Stockholders’ Equity

Consolidated Statement of Cash Flows

Notes to Financial Statements

Exhibits.

See the Exhibit Index immediately following the signature page to this Annual Report on Form10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Laser Photonics Corporation

June 24, 2025	By:	/s/ Wayne Tupuola
	Name:	Wayne Tupuola
	Title:	President and CEO (Principal Executive Officer)

June 24, 2025	By:	/s/ Carlos Sardinas
	Name:	Carlos Sardinas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1+	Certificate of Incorporation of the Registrant

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant.

3.3+	Bylaws of the Registrant

4.1+	Specimen Stock Certificate evidencing the shares of Common Stock

10.1*+	Laser Photonics Corporation 2019 Stock Incentive Plan

10.2+	Sublease Agreement dated December 1, 2019 between Laser Photonics Corporation and ICT Investments, LLC

10.3	Exclusive License Agreement dated January 1, 2020 between Laser Photonics Corporation and ICT Investments, LLC

14.1	Code of Ethics

19.1	Insider Trading Policy

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

97.1	Incentive Compensation Recoupment Policy

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.INS	Instance Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan

+ Incorporated by reference to the Company’s Form 10 filed with the Securities and Exchange Commission on April 30, 2020

-Oxley Act of 2002 and is not being filed as a separate disclosure document.

