Form 10-Q
period 2025-03-31
Laser Photonics Corp
filed 2025-07-03
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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

As of April 30, 2025, the registrant had issued 14,301,087 shares of common stock, par value $0.001 per share, and 14,276,150 outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LASER PHOTONICS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

	As of March 31, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Assets
Current Assets:
Cash and Cash Equivalents	$179,091	$533,871
Accounts Receivable, Net	904,155	973,605
Contract Assets	639,108	759,658
Inventory	2,001,760	2,338,759
Other Assets	271,813	58,567
Total Current Assets	3,995,927	4,664,460
Property, Plant, & Equipment, Net	1,780,036	1,872,034
Intangible Assets, Net	5,350,900	5,458,522
Other Long Term Assets	316,378	316,378
Operating Lease Right-of-Use Asset	4,592,058	4,840,753
Total Assets	$16,035,299	$17,152,147

Liabilities & Stockholders’ Equity
Current Liabilities:
Accounts Payable	$1,211,407	$531,268
Account payable related parties	80,771	27,988
Short term loan	825,000	-
Deferred Revenue	470,493	55,383
Contract Liabilities	1,337,963	1,042,090
Current Portion of Operating Lease	472,882	649,989
Accrued Expenses	474,189	266,717
Total Current Liabilities	4,872,705	2,573,435
Long Term Liabilities:
Lease liability - less current	4,314,889	4,366,419
Total Long Term Liabilities	4,314,889	4,366,419
Total Liabilities	9,187,594	6,939,854

Stockholders’ Equity:
Preferred stock Par value $0.001: 10,000,000 shares authorized. 0 Issued: 0 shares were outstanding as of March 31, 2025 and December 31, 2024	-	-
Common Stock Par Value $0.001: 100,000,000 shares authorized; 14,301,087 issued and 14,276,150 outstanding as of March 31, 2025 and 14,282,395 issued and 14,257,458 outstanding as of December 31, 2024	14,276	14,257
Additional Paid in Capital	16,302,275	17,886,159
Retained Earnings (Deficit)	(9,435,036)	(7,754,313)
Shares to be issued	-	100,000
Treasury Stock	(33,810)	(33,810)

Total Stockholders’ Equity	6,847,705	10,212,293

Total Liabilities & Stockholders’ Equity	$16,035,299	$17,152,147

See accompanying notes to financial statements.

LASER PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF PROFIT AND LOSS

	March 31, 2025 (Unaudited)	March 31, 2024 (Unaudited)

Net Sales	$2,290,282	$742,991
Cost of Sales	1,150,516	357,123

Gross Profit	1,139,766	385,868

Operating Expenses:
Sales & Marketing	617,699	136,610
General & Administrative	900,034	356,265
Depreciation & Amortization	237,011	185,316
Payroll Expenses	840,861	208,455
Research and Development Cost	116,686	47,691
Total Operating Expenses	2,712,291	934,337
Operating Income (Loss)	(1,572,525)	(548,469)
Other Income (Expenses):
Other Income	1,451	30
Other Expenses	(109,649)	2,730
Total Other Income (Loss)	(108,198)	2,760
Income (Loss) Before Tax	(1,680,723)	(545,709)
Tax Provision	-	-
Net Income (Loss)	$(1,680,723)	$(545,709)

Loss per Share:
Basic	$(0.12)	$(0.06)
Fully diluted	$(0.12)	$(0.06)
WASO	14,271,581	9,234,650

See accompanying notes to financial statements.

LASER PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31
	2025 (Unaudited)	2024 (Unaudited)

OPERATING ACTIVITIES
Net Loss/Gain	$(1,680,723)	(545,709)
Adjustments to Reconcile Net Loss to Net Cash Flow from Operating Activities:
Bad Debt	10,651	-
Shares issued for compensation		33,336
Distribution to affiliate	(1,683,865)	(1,019,687)
Impairment
Depreciation & Amortization	237,011	185,316
Net Change, Right-of-Use Asset & Liabilities	20,059	-
Change in Operating Assets & Liabilities:
Accounts Receivable	58,800	373,055
Contract Assets	120,550	-
Inventory	322,167	110,816
Prepaids & Other Current Assets	(213,247)	(75,565)
Accounts Payable	732,922	83,261
Contract Liabilities	295,873
Accrued Expenses	207,475	(82,531)
Deferred Revenue	415,107	71,452
Net Cash Used in Operating Activities	(1,157,220)	(866,256)

INVESTING ACTIVITIES
Purchase of Property, Plant an Equipment	(22,560)	(161,755)

Net Cash Used in Investing Activities	(22,560)	(161,755)

FINANCING ACTIVITIES
Borrowings on debt	825,000	-

Net Cash provided by (used in) Financing Activities	825,000	-
Net Cash Flow for Period	(354,780)	(1,028,011)
Cash and Cassh Equivalents - Beginning of Period	533,871	6,201,137
Cash and Cash Equivalents- End of Period	$179,091	5,173,126
NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for Investment	100,000	-
Transfer demo inventory to PPE	14,833	-
SUPPLEMENTARY CASH FLOW INFORMATION
Cash Received / Paid During the Period for:
Income Taxes	-	-
Interest	-	-

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

Three months ended March 31, 2025

	Preferred Stock		Common Stock		Shares to be issued.		Treasury	Additional Paid-in	Accumulated	Accumulated Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Gain	loss	Equity
							(Deficit)	(Deficit)	(Deficit)		(Deficit)
	#	$	#	$	#	$	$	$	$	$	$
As at December 31, 2024 (Audited)	-	-	14,257,458	14,257	-	100,000	(33,810)	17,886,159	(7,754,313)	-	10,212,293

Net loss	-	-	-	-	-	-	-	-	(1,680,723)	-	(1,680,723)

Shares issued for investment	-	-	18,692	19		(100,000)	-	99,981	-	-	-

Distributions to affiliate	-	-	-	-	-	-	-	(1,683,865)	-	-	(1,683,865)

As at March 31, 2025 (Unaudited)	-	-	14,276,150	14,276	-	-	(33,810)	16,302,275	(9,435,036)	-	6,847,705

Three months ended March 31, 2024

	Preferred Stock		Common Stock		Shares to be issued.		Treasury	Additional Paid-in	Accumulated	Accumulated Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Gain	loss	Equity
							(Deficit)	(Deficit)	(Deficit)		(Deficit)
	#	$	#	$	#	$	$	$	$	$	$
As at December 31, 2023 (Restated)	-	-	9,253,419	9,253	-	-	(25,240)	19,180,725	(5,235,486)	-	13,929,252

Net loss (Restated)	-	-	-	-	-	-	-	-	(545,709)	-	(545,709)

Stock Issued for compensation	-	-	17,008	17	-	-	-	33,319	-	-	33,336

Distributions to affiliate	-	-	-	-	-	-	-	(1,019,687)	-	-	(1,019,687)

As at March 31, 2024 (Unaudited)	-	-	9,270,427	9,270	-	-	(25,240)	18,194,357	(5,781,195)	-	12,397,192

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS

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

Going Concern

 The Company has not earned sufficient revenue since its inception and has sustained operating losses during the quarter ending March 31, 2025, mainly due to investments in its sales and marketing departments. The Company had sufficient working capital as of December 31, 2024. However, the Company’s continuation as a going concern is dependent on its ability to generate additional cash flow from operations to meet its obligations and/or obtain additional financing, as may be required. There is substantial doubt of the ability of the Company to continue as a going concern

Our principal executive offices are located at 1101 N. Keller Rd., Suite G, Orlando, Florida 32810, and our telephone number is (407) 804-1000. Our corporate website is https://laserphotonics.com.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & USE OF ESTIMATES.

The accompanying unaudited condensed financial statements and notes of Laser Photonics Corporation (the “Company”) are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, those do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the financial statements, notes and significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Given the nature of the revenue recognition process, the company generates contract liabilities to the extent that a customer pays on project progress before the company fulfills its performance obligations under a contract or contract assets to the extent that the company has earned by satisfying performance obligations but has not yet billed the customer.  Contract assets represent a right to receive payment in the future once certain conditions are met per the terms of the contract. The balance of contract asset and liabilities as of 3/31/25 were $639,108 and $1,337963, respectively, and as of 12/31/24 were $759,658 and $1,042,090, respectively.

ASC-327 Segment Reporting

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

Laser Photonics operates as one segment located in Orlando, FL. Our company develops industrial laser cleaning, cutting, welding, marking, and wire stripping across multiple industries and customer bases. The chief operating decision maker (CODM) being the Chief Executive Officer. The CODM uses net income from operations to evaluate and make key operating decisions

Our significant accounting policies are provided in “Note 2 – Summary of Significant Accounting Policies” in our Financial Statements 2024 Form 10-K. There have been no material changes to our significant accounting policies from those disclosed in our 2024 Form 10-K for the fiscal year ended December 31, 2024.

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

As of March 31, 2025, and December 31, 2024, the Company had $179,091 and $533,871 of cash, respectively.

Accounts Receivable

Trade accounts receivable are recorded net of allowance for expected uncollectible accounts. The Company extends credit to its customers in the normal course of business and performs on-going credit evaluations of its customers. All accounts, or portions thereof, that are deemed uncollectible are written off to bad debt expense, as incurred. As of March 31, 2025, and December 31, 2024, the Company’s ledger had $904,155 and $973,605, respectively as a balance for collectible accounts. Allowance and amount recognized as bad debt as of March 31,2025 are $193,333 and 10,651 respectively, and as of December 31, 2024, were $193,333 and $248,413 respectively. In 2024, the Company implemented processes to be following ASC326.

As of March 31, 2025, the debts of GE Precision Healthcare LLC (17.8%), Hydro Flask c/o Helen of Troy (15.9%), RS Integrated Supply Puerto Rico LLC (35.9%) and Specialized Bicycle (10.1%), were over 10% of the total of the A/R. As of December 31, 2024, debts of Nebraska Public Power District (10.2%), Phillips66 (17%), Fisher & Paykel Healthcare Ltd (13.9%) and New England Small Tube Corporation (19%), were over 10% of the total.

Advertising Expenses

Marketing, advertising and promotion expenditures are expensed in the annual period in which the expenditure is incurred.

Research & Development Expenses

Research & Development expenditures are expensed in the annual period in which the expenditure is incurred.

Stock Based Compensation

The Company accounts for stock-based payments in accordance with the provision of ASC 718, which requires that all share-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the statement of operations based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation related to share-based awards is recognized over the requisite service period, which is generally the vesting period.

The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable. The Company issues compensatory shares for services including, but not limited to, executives, management, accounting, operations, corporate communication, financial and administrative consulting services.

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

Revenue is then recognized for the transaction price allocated to each respective performance obligation when (or as) the performance obligation is satisfied. For our products, revenue is generally recognized upon shipment or pickup by the customer. At this stage, the title on the manufactured equipment is transferred to the customer, and the customer is responsible for transportation expenses, insurance, and any transport-related damage to the equipment in transit. We do not have any obligation to deliver beyond the collection warehouse, and it is the customers’ contractual responsibility to ensure their goods reach their destination.

In CMS for projects that are considered custom in nature and determined the obligation will be six months to a year or more, the company will recognize revenue as a percentage of completion basis. The percentage of completion method recognizes income as work on a project progresses. The recognition of revenues and profits is generally related to costs incurred in providing the services required under the project.

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

Accounts Receivable

Trade accounts receivable is recorded net of allowance for expected uncollectible accounts. The Company extends credit to its customers in the normal course of business and performs on-going credit evaluations of its customers. All accounts, or portions thereof, that are deemed uncollectible are written off to bad debt expense, as incurred. In addition, most sales orders are not accepted without a substantial deposit. As of March 31, 2025, the balance of collectible accounts was $904,155. amount recognized as bad debt ask of March 31, 2025, is $10,651.

Current Liabilities

Accounts Payable

Accounts payable consist of short-term liability to our vendors and sub-contractors, who extend credit terms to the Company or deliver goods or services with delayed payment terms. As of March 31, 2025, and December 31, 2024, our accounts payable were recorded at $1,292,178 and $531,268, respectively.

Deferred Revenue

As of March 31, 2025, the Company had $470,493 in Deferred Revenue, and as of December 31, 2024, the Company’s deferred revenue liabilities were recorded at $55,383.

Loans and Notes Payable

On February 13, 2025, the Company entered into a Business Loan and Security Agreement dated February 13, 2025 (the “Loan Agreement”) among Agile Capital Funding, LLC (“Agile Capital”), Agile Lending, LLC (“Agile Lending”) and the Company’s subsidiary, Control Micro Systems Florida, LLC, under which the Company issued a Confessed Judgment Promissory Note for a term loan in the principal amount of $1,050,000 to be repaid through weekly principal and interest payments of $54,000 commencing February 24, 2025, and ending September 1, 2025, subject to payment of a $50,000 administrative agent fee paid to Agile Capital. The Loan is secured by a blanket lien on the Company’s assets. The Loan may be prepaid subject to payment of prepayment fee equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the maturity date.

Inventory

Inventories are stated at a lower cost or net realizable value using the first-in-first-out (FIFO) method. The Company has four principal categories of inventory:

Equipment parts inventory - This inventory represents components and raw materials that are currently in the process of being converted to a certifiable lot of saleable products through the manufacturing and/or equipment assembly process. Inventories include parts and components that may be specialized in nature and subject to rapid obsolescence. The Company periodically reviews the quantities and carrying values of inventories to assess whether the inventories are recoverable. Because of the Company’s vertical integration, a significant or sudden decrease in sales activity could result in a significant change in the estimates of excess or obsolete inventory valuation. The costs associated with provisions for excess quantities, technological obsolescence, or component rejections are charged to the cost of sales as incurred.

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

Finished goods inventory - Finished goods inventory consists of purchased inventory that were fully manufactured, assembled or in saleable condition. Finished goods inventory is comprised of items that are complete and ready for commercial application without further cost other that delivery and setup. Finished goods inventory includes demo and other equipment, lasers, software, machines, parts or assemblies.

Sales demonstration inventory - Sales demonstration inventory represents completed product used to support our sales force for demonstrations and held for sale. A Sales demonstration inventory was being held in our demo facilities or by our sales representatives for up to three years, at which time it would be refurbished and transferred to finished goods as used equipment, stated at the lower of cost or net realizable value. The Company expects these refurbished units to remain in finished goods inventory and sold within 12 months at prices that produce reduced gross margins. The items in this category were reclassified as assets in Q3 2024.

At March 31, 2025, and December 31, 2024, respectively, our inventory consisted of the following:

	As of	As of
Inventory	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Equipment Parts Inventory	$1,017,401	$1,820,347
Finished Goods Inventory	908,881	999,100
Sales Demo Inventory	-	-
Work in process Inventory	803,468	295,950
Inventory Reserve	(727,990)	(776,638)
Total Inventory	$2,001,760	$2,338,759

Fixed Assets - Plant Machinery and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the results of operations for the respective period.

Machinery and Equipment

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Category	Economic Useful Life
Office furniture and fixtures	3-5 years
Machinery and equipment	5-7 years
Leasehold Improvements	1-10 years*
Intangible Assets	6-15 years

* or the Lease term -whichever is less.

Fixed Assets	As of March 31, 2025	As of December 31, 2024
	(Unaudited)	(Unaudited)
Accumulated Depreciation	$(2,642,941)	$(2,513,551)
Machinery & Equipment	2,458,985	2,458,986
Office Furniture & Computer Equipment	317,147	301,487
Vehicles	117,894	117,894
R&D Equipment	43,268	43,268
Software	50,671	50,671
Leasehold improvements	264,458	257,558
Demonstration equipment	1,170,554	1,155,721
Total Fixed Assets	$1,780,036	$1,872,034

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

The Company employs various core technologies across many different product families and applications in an effort to maximize the impact of our research and development costs and increase economies of scale and to leverage its technology-specific expertise across multiple product platforms. The technologies inherent in its laser equipment products include application documentation, proprietary and custom software developed for operation of its equipment, specific knowledge of supply chain and equipment design documentation, consisting of 3D engineering drawings, bills of materials, wiring diagrams, parts AutoCad drawings, software architecture documentation, etc. Intangible assets were received from related parties, ICT Investments, FONON Technologies Inc. and therefore transferred and booked by Laser Photonics Corp. at their historical cost. During the purchase of CMS assets there were obtained Intangible Assets, which have been developed internally in the CMS.

	As of	As of
	March 31, 2025	December 31, 2024
	(Unaudited)	(Unaudited)
Intangible Assets
Accumulated Amortization	$(1,232,646)	$(1,125,025)
Customer Relationships	211,000	211,000
Equipment Design Documentation	2,675,000	2,675,000
Operational Software & Website	381,539	381,539
Trademarks	787,800	787,800
License & Patents	3,460,876	3,460,877
Accumulated Impairment Loss	(932,669)	(932,669)
Total Intangible Assets	$5,350,900	$5,458,522

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

	Quarter Ended March 31
	2025	2024
Net cash provided by Operating Activities	$(1,157,220)	$(866,256)
Net cash provided by Investing Activities	(22,560)	(161,755)
Net cash provided by Financing Activities	825,000	-
Net cash increase for period	(354,780)	(1,028,011)
Cash at the beginning of period	533,871	6,201,137
Cash at end of period	$179,091	$5,173,126

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

NOTE 3 – STOCKHOLDERS’ EQUITY/DEFICIT

General

The following description of our securities and certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws are summaries and are qualified by reference to the amended and restated certificate of incorporation and our bylaws that will be in effect on the closing of this offering. Copies of these documents have been filed with the SEC as exhibits to our registration statement, of which this prospectus forms a part. The descriptions of the Shares, and preferred stock, reflect changes to our capital structure that will be in effect on the closing of this offering. In the first quarter of 2025 distributions to affiliate company Fonon Corporation totaled $1,683,865. They include sales, marketing, payroll, and other shared costs associated with Fonon Corporation.

Preferred Stock

●	Par value: 0.001
●	Authorized: 10,000,000
●	Issued: There were no preferred shares issued and outstanding as of March 31, 2025

Common Stock

●	Par value: 0.001
●	Authorized: 100,000,000
●	Issued: 14,301,087 as of March 31, 2025

In January 2025 18,692 shares of common stock were issued as part of the payment for the purchase of the assets and certain liabilities of Control Micro System (CMS Laser).

Warrants

As of March 31, 2025, there were 1,050,000 Warrants Outstanding

Warrants as of December 31, 2024	$4.34	1,050,000	4,557,000
Issued		-
Expired		-
Warrants as of March 31, 2025	$4.34	1,050,000	4,557,000

Options

As of March 31, 2025, there weren’t Options Issued or Outstanding

NOTE 4 – RELATED PARTY TRANSACTIONS

ICT Investments provides the Company accounting services and various management services on an as needed basis. For the three months ended March 31, pursuant to an arrangement with ICT Investments, the Company had not paid these services but had recorded payables for $34,800 for accounting services and $39,903 for other services. Any distribution between Laser Photonics and ICT must be distributed to an affiliate company. The Company owes $6,068 in commercial fees to FONON Technologies Inc. (FTI) pursuant to the Transition Services Agreement signed on November 16, 2022.

ICT Investments owns directly 4,438,695 shares of the Company’s common stock. As of March 31, 2025, ICT Investments owns 58.55% of the total shares outstanding through the shares of the Company’s common stock owned by FONON Technologies Inc. (935,000) and FONON Corporation (3,000,000) that are both controlled by ICT Investments. Dmitriy Nikitin is the Managing Partner of ICT Investments and has controlled the Company since its inception.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

In October 2021, the Company entered a lease with Davis & Harrell, LLC on 18,000 SF In October 2023, the Company entered into a lease for an additional 8000 SF of office space adjacent to the original facility. In November 2024 was signed an Amendment to Lease Agreement for extending the lease for both areas from December 2024 till December 2025. The combined monthly expense is $25,832.

In December 2022, the Company entered into an agreement with 2701 Maitland Building Associates to rent 8,000 SF of additional office space near the main facility, for our growing sales and marketing program. In February 2025, a Lease Termination Agreement was signed for ending the lease in July 2025. The termination fee for March, April, May, June and July will be $14,912.

In October 2024, the Company entered into an agreement with SPI TCM TECHNOLOGY PARK OWNER LLC to rent 46,481SF. The commencement date for the base rent was January 1, 2025. The base rent for the year 2025 is $50,354.

As of January 1, 2020, we adopted ASU 2016-02 employing the cumulative-effect adjustment transition method. As of March 31, 2025, our balance sheet shows $4,592,058 as a Right-of-use asset for operating leases, $472,882 as a current operating lease liability, and $4,314,889 as a lease liability less the current portion.

	Three months ending March 31,
	2025 (Unaudited)	2024 (Unaudited)

Revenue	$2,290,282	$742,991

NOTE 6 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to July 1, 2025, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has the following events to report.

On April 3, 2025, and on April 16, 2025, the “Company received from ICT Investments, the owner of the majority of outstanding shares of the Company’s common stock, an unsecured loan in the principal amount of $220,000 and an unsecured loan in the principal amount of $440,000, respectively, to assist Laser Photonics in meeting certain expenses, including payroll. Laser Photonics issued promissory notes for each of these loans, with interest at $20,000 and $40,000 respectively, and a maturity date of May 31, 2025, and June 30, 2025, respectively.

On April 25, 2025, the Company” entered into a Business Loan and Security Agreement dated April 25, 2025, among Agile Capital Funding, LLC, Agile Lending, LLC, the Company and its subsidiary, Control Micro Systems Florida, LLC, under which the Company issued a Confessed Judgment Promissory Note for a term loan in the principal amount of $1,500,000 to be repaid through weekly principal and interest payments of $72,000 commencing May 6, 2025, and ending November 25, 2025, subject to payment of a $75,000 administrative agent fee paid to Agile Capital. The loan is secured by a blanket lien on the Company’s assets. The loan may be prepaid subject to payment of prepayment fee equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the maturity date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. Considering these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

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

Overview

We are a vertically integrated manufacturing Company for photonics based industrial products and solutions, primarily disruptive laser cleaning technologies and applications for the pharmaceutical industry. Our vertically integrated operations allow us to reduce development and advanced laser equipment manufacturing time, offer better prices, control quality and protect our proprietary knowhow and technology compared to other laser cleaning companies and companies with competing technologies.

Our principal executive offices are located at 1101 N Keller Rd, Orlando FL, 32810, and our telephone number is (407) 804 1000. Our website address is www.laserphotonics.com. The Company’s annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), and other information related to the Company, are available, free of charge, on that website as soon as we electronically file those documents with, or otherwise furnish them to, the SEC. The Company’s website and the information contained therein, or connected thereto, are not and are no intended to be incorporated into this Quarterly Report on Form 10-Q.

We intend to continue to stay ahead of the technology curve by researching and developing cutting edge products and technologies for both large and small businesses. We view the small companies as an attractive market opportunity since they were previously unable to take advantage of laser processing equipment due to high prices, significant operating costs and the technical complexities of laser equipment. As a result, we are developing an array of laser cleaning equipment that we have named the CleanTech™ product line, which we believe represents a new generation of high-power laser cleaning systems applicable to numerous material processing operations.

Factors and Trends That Affect Our Operations and Financial Results

In reading our financial statements, you should be aware of the following factors and trends that our management believes are important in understanding our financial performance.

Supply Chain. We are experiencing increased lead times for certain parts and components purchased from third party suppliers; particularly electronic components. We, our customers and our suppliers, continue to face constraints related to supply chain and logistics, including availability of capacity, materials, air cargo space, sea containers and higher freight rates and import duties. Supply chain and logistics constraints are expected to continue for the foreseeable future and could impact on our ability to supply products and our customers’ demand for our product or readiness to accept deliveries. Notwithstanding these effects, we believe we can meet the near-term demand for our products, but the situation is fluid and subject to change.

Net sales. Our net sales have historically fluctuated from quarter to quarter. The increase or decrease in sales from a prior quarter can be affected by the timing of orders received from customers, the shipment, installation and acceptance of products at our customers’ facilities. Net sales can be affected by the time taken to qualify our products for use in new applications in the end markets that we serve. Our sales cycle varies substantially, ranging from a period of a few weeks to as long as one year or more, but is typically several months. The adoption of our products by a new customer or qualification in a new application can lead to an increase in net sales for a period which may then slow until we penetrate new markets or obtain new customers.

Our business depends substantially upon capital expenditures by end users, particularly by manufacturers using our products for materials processing, which includes general manufacturing, automotive including electric vehicles (EV), other transportation, aerospace, heavy industry, consumer, semiconductor, pharmaceutical, and electronics. Although applications within materials processing are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by end users of materials processing equipment and will be subject to the broader fluctuations of capital equipment spending.

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

Selling and Marketing expenses. In the first quarter of 2025, we invested in Selling and Marketing costs to support continued growth in the Company. As the secular shift to laser blasting technology matures, our sales growth becomes more susceptible to the cyclical trends typical of capital equipment manufacturers. Accordingly, our future management of and investments in selling and marketing expenses will also be influenced by these trends, although we may still invest in selling and marketing functions to support sales sustainability even in economic down cycles.

Research and development expenses. We plan to continue to invest in research and development to improve our existing laser blasting technology and equipment and develop new products, systems and applications. We believe that these investments will sustain our position as a leader in the laser industry and will support the development of new products that can address new markets and growth opportunities. The amount of research and development expenses we incur may vary from period to period.

Results of Operations

The Company had revenue of $2,291,231 in the three months ended March 31, 2025, as compared to revenue of $742,991 in March 31, 2024, which represents an increase of 108% in the revenue.

Gross profit for the three March 31, 2025, was $1,140,715 for a Gross margin of 49.8%, compared to $385,868 for a Gross Margin of 51.9% in the three months ending March 31, 2024.

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

For the three months ending March 31, 2025, we recorded total expenses of $2,712,289 as compared to the three months ending in March 31,2024 of $934,337. SG&A expenses for the three months ending March 31, 2025, are $900,034 as compared to the three months ending in March 31,2024 of $356,265. The significant increase in SG&A is primarily driven by comparative ramp up of costs in 2025 to establish our strategic plan to increase market reach and sales force as part of our Sales & Marketing Development and Investment plan as noted in our previous 10-Q’s in accordance with “Use of Proceeds” as stated in our most recent Form S-1 Registration Statement, coupled with higher personnel costs resulting from additional headcount, professional service fees, SEC compliance costs, bad debt expenses, etc.

Our net loss, for the three months ending March 31, 2025, was $ 1,680,723, as compared to net loss of $545,709 in the same period of 2024.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided and (and used in) operating, investing, and financing activities for the quarter’s ended on March 31, 2025, and March 31, 2024.

	Quarter Ended March 31
	2025	2024
Net cash provided by Operating Activities	$(1,157,220)	$(866,256)
Net cash provided by Investing Activities	(22,560)	(161,755)
Net cash provided by Financing Activities	825,000	-
Net cash increase for period	(354,780)	(1,028,011)
Cash at the beginning of period	533,871	6,201,137
Cash at end of period	$179,091	$5,173,126

As of March 31, 2025, the Company had $179,091 in cash, $3,816,836 in current assets (without cash and cash equivalents) and $4,872,705 in current liabilities.

As a result, on March 31, 2025, the Company had a deficit of $876,778 in working capital, compared to $2,091,025 of total working capital on December 31, 2024.

We will have to meet all the financial disclosure and reporting requirements associated with being a public reporting, Company. Our management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance required by management could limit the amount of time our management has to implement our business plan and may delay our anticipated growth plans.

We are a small reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Revenues

For the three months ending March 31, 2025, we recognized revenue of $2,291,231, as compared to 742,991 in revenue for the same period in 2024, an increase of 208%.

	Three months ending March 31,
	2025 (Unaudited)	2024 (Unaudited)
Revenue	$2,290,282	$742,991

For the three months ending March 31, 2025, our net loss was $1,680,723 as compared to a loss of $545,709 in the same period of 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Summary Financial Information – Non-GAAP EBITDA

	3 Months Ending March 31,
	2025 (Unaudited)	2024 (Unaudited)
Other financial data:
EBITDA(1)	$(1,317,795)	$(360,393)
Adjusted EBITDA(2)	$(1,317,795)	$(360,393)

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

We believe EBITDA and Adjusted EBITDA are helpful for investors to better understand our underlying business operations. The following table adjusts Net Income to EBITDA and Adjusted EBITDA for the three months ending March 31, 2025, and 2024.

	As of	As of
	March 31, 2025	March 31, 2024
Reconciliation of EBITDA:
Net Loss	$(1,680,723)	(545,709)
Add (deduct):
Interest expense	99,000	-
Taxes	26,917	-
Other	-	-
Depreciation & Amortization	237,011	185,316
EBITDA	(1,317,795)	(360,393)
Other adjustments	-	-
Adjusted EBITDA	$(1,317,795)	(360,393)

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements.

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

Laser Photonics Corporation

Date: July 3, 2025	By:	/s/ Wayne Tupuola
President and Chief Executive Officer (Principal Executive Officer)

Date: July 3, 2025	By	/s/ Carlos Sardinas
Chief Financial Officer
(Principal Financial and Accounting Officer)

