Form 10-Q
period 2025-06-30
Laser Photonics Corp
filed 2025-08-15
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

As of June 30, 2025, there were 14,276,150 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LASER PHOTONICS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

	As of June 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Assets
Current Assets:
Cash and Cash Equivalents	$78,522	$533,871
Accounts Receivable, Net	877,522	973,605
Contract Assets	657,103	759,658
Inventory	1,476,637	2,338,759
Other Assets	256,118	58,567
Total Current Assets	3,345,902	4,664,460
Property, Plant, & Equipment, Net	1,652,952	1,872,034
Intangible Assets, Net	5,138,861	5,458,522
Other Long Term Assets	316,378	316,378
Operating Lease Right-of-Use Asset	4,486,758	4,840,753
Total Assets	$14,940,851	$17,152,147

Liabilities & Stockholders’ Equity
Current Liabilities:
Accounts Payable	$1,484,062	$531,268
Account payable -affiliates/RP	126,739	27,988
Short term loan	1,210,923	-
Short term loan - affiliates/ RP	620,000	-
Deferred Revenue	319,872	55,383
Contract Liabilities	1,577,417	1,042,090
Current Portion of Operating Lease	440,468	649,989
Accrued Expenses	562,342	266,717
Total Current Liabilities	6,341,823	2,573,435
Long Term Liabilities:
Lease liability - less current	4,262,061	4,366,419
Total Long Term Liabilities	4,262,061	4,366,419
Total Liabilities	10,603,884	6,939,854

Stockholders’ Equity:
Preferred stock Par value $0.001: 10,000,000 shares authorized. 0 Issued: 0 shares were outstanding as of June 30, 2025 and December 31, 2024	-	-
Common Stock Par Value $0.001: 100,000,000 shares authorized; 14,301,087 issued and 14,276,150 outstanding as of June 30, 2025 and 14,282,395 issued and 14,257,458 outstanding as of December 31, 2024	14,276	14,257
Additional Paid in Capital	15,565,439	17,886,159
Retained Earnings (Deficit)	(11,208,938)	(7,754,313)
Shares to be issued	-	100,000
Treasury Stock	(33,810)	(33,810)

Total Stockholders’ Equity	4,336,967	10,212,293

Total Liabilities & Stockholders’ Equity	$14,940,851	$17,152,147

See accompanying notes to financial statements.

LASER PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF PROFIT AND LOSS

	Three Months Ended		Six Months Ended
	June 30,2025 (Unaudited)	June 30, 2024 (Unaudited)	June 30,2025 (Unaudited)	June 30, 2024 (Unaudited)
Net Sales	$2,598,975	$623,435	$4,889,257	$1,366,426
Cost of Sales	1,208,871	308,081	2,359,387	665,204

Gross Profit	1,390,104	315,354	2,529,870	701,222

Operating Expenses:
Sales & Marketing	256,635	266,282	874,334	402,891
General & Administrative	697,265	435,776	1,597,299	792,042
Depreciation & Amortization	339,123	245,894	576,134	431,210
Payroll Expenses	928,482	238,703	1,769,343	447,158
Research and Development Cost	131,287	60,232	247,973	107,923
Total Operating Expenses	2,352,792	1,246,887	5,065,083	2,181,224
Operating Income (Loss)	(962,688)	(931,533)	(2,535,213)	(1,480,002)
Other Income (Expenses):
Total Other Income (Loss)	(811,214)	(2,723)	(919,412)	37
Income (Loss) Before Tax	(1,773,902)	(934,256)	(3,454,625)	(1,479,965)
Tax Provision	-	-	-	-
Net Income (Loss)	$(1,773,902)	$(934,256)	$(3,454,625)	$(1,479,965)
Deemed Dividend from Software Acquisition		(6,615,000)		(6,615,000)

Net Comprehensive loss attributed to Common Shareholders	(1,773,902)	(7,549,256)	(3,454,625)	(8,094,965)

Earning (Loss) per Share:
Basic and diluted	$(0.12)	$(0.09)	$(0.24)	$(0.15)
Loss per share (attributable to common shareholders)	(0.12)	(0.71)	(0.24)	(0.82)
Weighted Average of Shares Outstanding	14,276,150	10,589,108	14,273,878	9,924,908

See accompanying notes to financial statements.

LASER PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2025 (Unaudited)	2024 (Unaudited)

OPERATING ACTIVITIES
Net Loss/Gain	$(3,454,625)	(1,479,965)
Adjustments to Reconcile Net Loss to Net Cash Flow from Operating Activities:
Bad Debt	7,655	-
Debt discount amortization	71,008	-
Shares issued for compensation		33,336
Distribution to affiliate	(2,420,701)	(2,198,993)
Depreciation & Amortization	576,134	431,210
Change in Operating Assets & Liabilities:
Accounts Receivable	88,429	370,348
Contract Assets	102,555	-
Inventory	847,289	132,034
Prepaids & Other Current Assets	(197,553)	(366,448)
Net Change, Right-of-Use Asset & Liabilities	40,118	-
Accounts Payable	1,051,545	(24,804)
Contract Liabilities	535,327	-
Accrued Expenses	295,625	(53,924)
Deferred Revenue	264,490	(96,550)
Net Cash Used in Operating Activities	(2,192,704)	(3,253,756)

INVESTING ACTIVITIES
Purchase of Property, Plant an Equipment	-	(12,934)
Purchase of Research & Development Equipment	(6,900)	(4,095)
Leasehold Improvements	(15,660)	(182,719)

Net Cash Used in Investing Activities	(22,560)	(199,748)

FINANCING ACTIVITIES
IPFS Loan	(29,458)	-
Borrowings on debt	2,550,000	-
Borrowings on debt	(1,380,627)	-
Short term Loan From Affliate	620,000	-
Common stock .01 x 100,000,000	-	(92,533)
Common stock .001 x 100,000,000	-	12,253
Additional Paid in Capital	-	80,280

Net Cash provided by (used in) Financing Activities	1,759,915	-

Net Cash Flow for Period	(455,349)	(3,453,504)
Cash and Cassh Equivalents - Beginning of Period	533,871	6,201,137

Cash and Cash Equivalents- End of Period	$78,522	2,747,633

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for Investment	100,000	-
Transfer demo inventory to PPE	14,833	-
Share issued for purchase of license	-	6,615,000

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Six months ended June 30, 2025
	Preferred Stock		Common Stock		Shares to be issued.		Treasury	Additional Paid-in	Accumulated Gain	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	(Deficit)	(Deficit)
	#	$	#	$	#	$	$	$	$	$

As at December 31, 2024 (Audited)	-	-	14,257,458	14,257		100,000	(33,810)	17,886,159	(7,754,313)	10,212,293

Net loss	-	-							(1,680,723)	(1,680,723)

Stock Issued for investment	-	-	18,692	19		(100,000)		99,981		-

Distribution to affiliate	-	-						(1,683,865)		(1,683,865)

As at March 31, 2025 (Unaudited)	-	-	14,276,150	14,276		-	(33,810)	16,302,275	(9,435,036)	6,847,705

Net loss	-	-							(1,773,902)	(1,773,902)

Distribution to affiliate	-	-						(736,836)		(736,836)

As at June 30, 2025 (Unaudited)_	-	-	14,276,150	14,276	-	-	(33,810)	15,565,439	(11,208,938)	4,336,967

	Six months ended June 30, 2024
	Preferred Stock		Common Stock		Shares to be issued.		Treasury	Additional Paid-in	Accumulated Gain	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	(Deficit)	(Deficit)
	#	$	#	$	#	$	$	$	$	$

As at December 31, 2023 (Audited)	-	-	9,253,419	9,253	-	-	(25,240)	19,180,725	(5,235,486)	13,929,252

Net loss	-	-	-	-	-	-			(1,479,965)	(1,479,965)

Distribution to affiliate	-	-	-	-	-	-		(2,198,993)		(2,198,993)

Stock issues for compensation	-	-	17,008	17	-	-		33,319		33,336

Stock issues for Software purchases	-	-	3,000,000	3,000	-	-		6,612,000		6,615,000

Deemed Dividend to APIC	-	-			-	-		(6,615,000)		(6,615,000)

As at June 30, 2024 (Unaudited)	-	-	12,270,427	12,270	-	-	(25,240)	17,012,051	(6,715,451)	10,283,630

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

Going Concern

The Company has not earned sufficient revenue since its inception and has sustained operating losses during the quarter ending June 30, 2025, mainly due to investments in its sales and marketing departments. The Company had sufficient working capital as of December 31, 2024. However, the Company’s continuation as a going concern is dependent on its ability to generate additional cash flow from operations to meet its obligations and/or obtain additional financing, as may be required. There is substantial doubt of the ability of the Company to continue as a going concern

Our principal executive offices are located at 1101 N. Keller Rd., Suite G, Orlando, Florida 32810, and our telephone number is (407) 804-1000. Our corporate website is https://laserphotonics.com.

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

Given the nature of the revenue recognition process, the company generates contract liabilities to the extent that a customer pays on project progress before the company fulfills its performance obligations under a contract or contract assets to the extent that the company has earned by satisfying performance obligations but has not yet billed the customer. Contract assets represent a right to receive payment in the future once certain conditions are met per the terms of the contract. The balance of contract asset and liabilities as of 6/30//25 were $657,103 and $1,577,417, respectively, and as of 12/31/24 were $759,658 and $1,042,090, respectively.

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

As of June 30, 2025, and December 31, 2024, the Company had $78,522 and $533,871 of cash, respectively.

Accounts Receivable

Trade accounts receivable are recorded net of allowance for expected uncollectible accounts. The Company extends credit to its customers in the normal course of business and performs on-going credit evaluations of its customers. All accounts, or portions thereof, that are deemed uncollectible are written off to bad debt expense, as incurred. As of June 30, 2025, and December 31, 2024, the Company’s ledger had $877,522 and $973,605, respectively as a balance for collectible accounts. Allowance and amount recognized as bad debt as of June 30,2025 are $193,333 and $7,655.07 respectively, and as of December 31, 2024, were $193,333 and $248,413 respectively. In 2024, the Company implemented processes to be following ASC326.

As of June 30, 2025, the debts of Hydro Flask c/o Helen of Troy (15.9%) and RS Integrated Supply Puerto Rico LLC (22.9%) were over 10% of the total of the A/R. As of December 31, 2024, debts of Nebraska Public Power District (10.2%), Phillips66 (17%), Fisher & Paykel Healthcare Ltd (13.9%) and New England Small Tube Corporation (19%), were over 10% of the total.

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

Current Liabilities

Accounts Payable

Accounts payable consist of short-term liability to our vendors and sub-contractors, who extend credit terms to the Company or deliver goods or services with delayed payment terms. As of June 30, 2025, and December 31, 2024, our accounts payable were recorded at $718,053 and $531,268, respectively.

Deferred Revenue

As of June 30, 2025, the Company had $319,872 in Deferred Revenue, and as of December 31, 2024, the Company’s deferred revenue liabilities were recorded at $55,383.

Loans and Notes Payable

On April 3, 2025, on April 16, 2025 and on June 20, the “Company received from ICT Investments, the owner of the majority of outstanding shares of the Company’s common stock, an unsecured loan in the principal amount of $200,000, an unsecured loan in the principal amount of $400,000, and unsecured loan in the principal amount of $20,000 respectively, to assist Laser Photonics in meeting certain expenses, including payroll. Laser Photonics issued promissory notes for each of these loans, with interest at $20,000, $40,000, and $2,000 respectively, and a maturity date of May 31, 2025, June 30, 2025, and August 30, 2025, respectively. The balance of ICT loans as of June 30, 2025, was $620,000.

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

On April 25, 2025, Laser Photonics Corporation (the “Company” or “Laser Photonics”) entered into a Business Loan and Security Agreement dated April 25, 2025 (the “Loan Agreement”) among Agile Capital Funding, LLC (“Agile Capital”), Agile Lending, LLC (“Agile Lending”) the Company and its subsidiary, Control Micro Systems Florida, LLC, under which the Company issued a Confessed Judgment Promissory Note for a term loan in the principal amount of $1,500,000 to be repaid through weekly principal and interest payments of $72,000 commencing May 6, 2025, and ending November 25, 2025, subject to payment of a $75,000 administrative agent fee paid to Agile Capital. The Loan is secured by a blanket lien on the Company’s assets. The Loan may be prepaid subject to payment of prepayment fee equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the maturity date.

The balance of Agile Capital Funding, LLC loans as of June 30, 2025, was $1,169,327 and a Debt Discount of $53,972.

On January 14, 2025, Laser Photonics Corporation (the “Company” or “Laser Photonics”) entered into a business loan agreement with IPFS Corporation to finance an insurance policy contracted through the agent Brown & Brown Insurance. Under the terms of the agreement, the Company made a down payment of $33,192. The initial principal amount of the loan was $99,926, which was subsequently increased to $165,908 in March 2025 to include coverage for CMS under the same policy. As of June 30, 2025, the remaining balance of the loan with IPFS Corporation was $95,522.

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

As of June 30, 2025, and December 31, 2024, respectively, our inventory consisted of the following:

	As of June 30,	As of December 31,
Inventory	2025	2024
	(Unaudited)	(Audited)
Equipment Parts Inventory	$1,614,061	$1,820,347
Finished Goods Inventory	550,324	999,100
Work in process Inventory	88,890	295,950
Inventory Reserve	(776,638)	(776,638)
Total Inventory	$1,476,637	$2,338,759

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

Machinery and Equipment

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Category	Economic Useful Life
Office furniture and fixtures	3-5 years
Machinery and equipment	5-7 years
Leasehold Improvements	1-10 years *
Intangible Assets	6-15 years

*	or the Lease term -whichever is less.

Fixed Assets	As of June 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Accumulated Depreciation	$(2,770,025)	$(2,513,551)
Machinery & Equipment	2,458,985	2,458,986
Office Furniture & Computer Equipment	317,147	301,487
Vehicles	117,894	117,894
R&D Equipment	43,268	43,268
Software	50,671	50,671
Leasehold improvements	264,458	257,558
Demonstration equipment	1,170,554	1,155,721
Total Fixed Assets	$1,652,952	$1,872,034

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

Intangible Assets	As of June 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Accumulated Amortization	$(1,444,685)	$(1,125,025)
Customer Relationships	211,000	211,000
Equipment Design Documentation	2,675,000	2,675,000
Operational Software & Website	381,539	381,539
Trademarks	787,800	787,800
License & Patents	3,460,876	3,460,877
Accumulated Impairment Loss	(932,669)	(932,669)
Total Intangible Assets	$5,138,861	$5,458,522

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

NOTE 3 – STOCKHOLDERS’ EQUITY/DEFICIT

General

The following description of our securities and certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws are summaries and are qualified by reference to the amended and restated certificate of incorporation and our bylaws that will be in effect on the closing of this offering. Copies of these documents have been filed with the SEC as exhibits to our registration statement, of which this prospectus forms a part. The descriptions of the Shares, and preferred stock, reflect changes to our capital structure that will be in effect on the closing of this offering. In the second quarter of 2025 distributions to affiliate company Fonon Corporation totalled $736,836. They include sales, marketing, payroll, and other shared costs associated with Fonon Corporation.

Preferred Stock

●	Par value: 0.001
●	Authorized: 10,000,000
●	Issued: There were no preferred shares issued and outstanding as of June 30, 2025

Common Stock

●	Par value: 0.001
●	Authorized: 100,000,000
●	Issued: 14,301,087 as of June 30, 2025

Treasury Stock

●	In October 2023, the Company repurchased a total of 24,394 shares of the Common Stock.

In January 2025 18,692 shares of common stock were issued as part of the payment for the purchase of the assets and certain liabilities of Control Micro System (CMS Laser).

Warrants

As of June 30, 2025, there were 1,050,000 Warrants Outstanding

Warrants as of December 31, 2024	$4.34	1,050,000	4,557,000
Issued		-
Expired		-
Warrants as of June 30, 2025	$4.34	1,050,000	4,557,000

Options

As of June 30, 2025, there weren’t Options Issued or Outstanding

NOTE 4 – RELATED PARTY TRANSACTIONS

ICT Investments provides the Company accounting services and various management services on an as needed basis. For the three months ended June 30, pursuant to an arrangement with ICT Investments, the Company had not paid these services but had recorded payables for $35,760 for accounting services, and $83,073 for other services. Any distribution between Laser Photonics and ICT must be distributed to an affiliate company. The Company owes $7,907 for marketing services to FONON Corporation.

ICT Investments owns directly 4,438,695 shares of the Company’s common stock. As of June 30, 2025, ICT Investments owns 58.55% of the total shares outstanding through the shares of the Company’s common stock owned by FONON Technologies Inc. (935,000) and FONON Corporation (3,000,000) that are both controlled by ICT Investments. Dmitriy Nikitin is the Managing Partner of ICT Investments and has controlled the Company since its inception.

On April 3, 2025, on April 16, 2025 and on June 20, the Company received from ICT Investments, the owner of the majority of outstanding shares of the Company’s common stock, an unsecured loan in the principal amount of $200,000, an unsecured loan in the principal amount of $400,000, and unsecured loan in the principal amount of $20,000 respectively, to assist Laser Photonics in meeting certain expenses, including payroll. Laser Photonics issued promissory notes for each of these loans, with interest at $20,000, $40,000, and $2,000 respectively, and a maturity date of May 31, 2025, June 30, 2025, and August 30, 2025, respectively. The balance of ICT loans as of June 30, 2025, was $620,000.

On June 27, 2025, the Company received a temporary advance of $30,000, listed as Deposit, from FONON Technologies Inc. to support short-term liquidity needs. The advance was unsecured, non-interest bearing, and repayable on demand. The Company repaid the full amount to the affiliate in the subsequent month.

This transaction was conducted in the ordinary course of business and was settled in cash. No amounts related to this advance were outstanding as of the reporting date.

Since the date of incorporation on November 8, 2019, the Company has engaged in the following transactions with our directors, executive officers, holders of more than 5% of its voting securities, and affiliates or immediately family members of its directors, executive officers, and holders of more than 5% of our voting securities, and its co-founders. The Company believes that all these transactions were on terms as favourable as could have been obtained from unrelated third parties.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

In October 2021, the Company entered a lease with Davis & Harrell, LLC on 18,000 SF In October 2023, the Company entered a lease for an additional 8000 SF of office space adjacent to the original facility. In November 2024 was signed an Amendment to Lease Agreement for extending the lease for both areas from December 2024 till December 2025. The combined monthly expense is $25,832.

In December 2022, the Company entered into an agreement with 2701 Maitland Building Associates to rent 8,000 SF of additional office space near the main facility, for our growing sales and marketing program. In February 2025, a Lease Termination Agreement was signed for ending the lease in July 2025. The termination fee for March, April, May, June and July will be $14,912. As of June 30, 2025, the Company has paid the termination fees corresponding to the months of March, April and May, 2025.

In October 2024, the Company entered into an agreement with SPI TCM TECHNOLOGY PARK OWNER LLC to rent 46,481SF. The commencement date for the base rent was January 1, 2025. The base rent for the year 2025 is $50,354.

As of January 1, 2020, we adopted ASU 2016-02 employing the cumulative-effect adjustment transition method. As of June 30, 2025, our balance sheet shows $4,486,758 as a Right-of-use asset for operating leases, $440,468 as a current operating lease liability, and $4,262,061 as a lease liability less the current portion.

	Operating Lease	Remaining Term in Years
2025	561,737
2026	641,052
2027	660,284
2028	680,092
2029	700,495
2030	721,510
2031	743,155
2032	765,450
2033	788,413
2034	812,065
2035	418,214
Total lease payments	7,492,467
Less: Imputed interest	(2,789,938)
Present Value of Lease Liabiltiy	4,702,529	10.5

NOTE 6 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to July 1, 2025, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has the following events to report.

On August 5, 2025, Laser Photonics Corporation (the “Company” or “Laser Photonics”) entered into an Asset Purchase Agreement (the “APA”) with Fonon Quantum Technologies, Inc. (“FQTI”), an affiliate of ICT Investments, LLC, the company that together with its affiliates has voting control of Laser Photonics, to acquire the assets of Beamer Laser Marking Systems (“Beamer”), the laser capital equipment manufacturing division of ARCH Cutting Tools, Inc, a Michigan corporation. Beamer manufactures IR fiber-laser marking systems that provide standard, engineered, and inline 1064nm IR laser marking solutions for a variety of industries used in tracking and traceability to serialization, 2D codes and decorative marking. Under the terms of the APA, Laser Photonics agreed to issue 3,000,000 restricted shares of its common stock as payment for the Beamer assets, including its intellectual property, and all contracts. Beamer had no liabilities.

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

Results of Operations

The Company had revenue of $2,598,975 in the three months ended June 30, 2025, as compared to revenue of $623,435 in the three months ended June 30, 2024, which represents an increase of 317% in the revenue.

Gross profit for the three months ended in June 30, 2025, was $1,390,104 for a Gross margin of 53.5%, compared to $315,354 for a Gross Margin of 50.6% in the three months ending June 30, 2024.

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

For the three months ending June 30, 2025, we recorded total expenses of $2,352,792 as compared to the three months ending in June 30,2024 of $1,246,887. SG&A expenses for the three months ending June 30, 2025, are $697,265 as compared to the three months ending in June 30,2024 of $435,776. The significant increase in SG&A is primarily driven by comparative ramp up of costs in 2025 to establish our strategic plan to increase market reach and sales force as part of our Sales & Marketing Development and Investment plan as noted in our previous 10-Q’s in accordance with “Use of Proceeds” as stated in our most recent Form S-1 Registration Statement, coupled with higher personnel costs resulting from additional headcount, professional service fees, SEC compliance costs, bad debt expenses, etc.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided and (and used in) operating, investing, and financing activities for the quarter’s ended on June 30, 2025, and June 30, 2024.

	Six Months Ended June 30
	2025	2024
Net cash provided by Operating Activities	$(2,192,704)	$(3,253,756)
Net cash provided by Investing Activities	(22,560)	(199,748)
Net cash provided by Financing Activities	1,759,915	0
Net cash increase for period	(455,349)	(3,453,504)
Cash at the beginning of period	533,871	6,201,137
Cash at end of period	$78,522	$2,747,633

As of June 30, 2025, the Company had 78,522 in cash, $3,267,380 in current assets (without cash and cash equivalents) and $6,341,823 in current liabilities.

As a result, on June 30, 2025, the Company had a deficit of 2,995,921 in working capital, compared to $5,084,680 of total working capital on June 30, 2024.

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

Revenues

For the three months ending June 30, 2025, we recognized revenue of $2,598,026, as compared to $632,435 in revenue for the same period in 2024, an increase of 317%.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025 (Unaudited)	2024 (Unaudited)	2025 (Unaudited)	2024 (Unaudited)

Revenue	$2,598,975	$623,435	$4,889,257	$1,366,426

Our net loss, for the three months ending June 30, 2025, was $ 1,773,902, as compared to net loss of $934,256 in the same period of 2024.

Our net loss, for the six months ending June 30, 2025, was $ 3,454,625, as compared to net loss of $1,479,965 in the same period of 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Summary Financial Information – Non-GAAP EBITDA

	Three Months Ending June 30,		Six Months Ending June 30,
	2025 (Unaudited)	2024 (Unaudited)	2025 (Unaudited)	2024 (Unaudited)
Other financial data:
EBITDA(1)	$(621,331)	$(675,733)	$(1,939,126)	$(1,036,126)
Adjusted EBITDA(2)	$(621,331)	$(675,733)	$(1,939,126)	$(1,036,126)

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

We believe EBITDA and Adjusted EBITDA are helpful for investors to better understand our underlying business operations. The following table adjusts Net Income to EBITDA and Adjusted EBITDA for the three months ending June 30, 2025, and 2024.

	Three Months Ending June 30,		Six Months Ending June 30,
	2025 (Unaudited)	2024 (Unaudited)	2025 (Unaudited)	2024 (Unaudited)
Reconciliation of EBITDA:
Net Income (Loss)	$(1,773,902)	$(934,256)	$(3,454,625)	$(1,479,965)
Add (deduct):
Interest expense	813,401	-	912,401	-
Taxes	47	12,629	26,964	12,629
Other	-	-	-	-
Depreciation & Amortization	339,123	245,894	576,134	431,210
EBITDA(1)	(621,331)	(675,733)	(1,939,126)	(1,036,126)
Other adjustments	-	-		-
Adjusted EBITDA(2)	$(621,331)	$(675,733)	$(1,939,126)	$(1,036,126)

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

Under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our management has evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our CEO and CFO have concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective. Management is implementing controls and procedures during 2025 to bring to effective.

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

Laser Photonics Corporation

Date: August 15, 2025	By:	/s/ Wayne Tupuola
President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2025	By	/s/ Carlos Sardinas
Chief Financial Officer
(Principal Financial and Accounting Officer)

