Form 10-Q
period 2025-09-30
Laser Photonics Corp
filed 2025-12-23
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

As of December 17, 2025, the registrant had 22,332,826 shares of common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LASER PHOTONICS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

	As of September 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Assets
Current Assets:
Cash and Cash Equivalents	$3,624,529	$533,871
Accounts Receivable, Net	385,425	973,605
Contract Assets	462,160	759,658
Inventory	2,145,391	2,338,759
Other Current Assets	189,954	58,567
Total Current Assets	6,807,459	4,664,460
Property, Plant, & Equipment, Net	1,102,417	1,872,034
Intangible Assets, Net	4,979,030	5,458,522
Other Long Term Assets	316,730	316,378
Operating Lease Right-of-Use Asset	4,255,722	4,840,753
Total Assets	$17,461,358	$17,152,147

Liabilities & Stockholders’ Equity
Current Liabilities:
Accounts Payable	$1,592,530	$531,268
Accounts Payable affiliate	182,559	27,988
Short term loan	3,577,508	-
Short term loan - affiliates/ RP	751,000	-
Deferred Revenue	370,229	55,383
Contract Liabilities	1,552,846	1,042,090
Current Portion of Operating Lease	283,650	649,989
Accrued Expenses	843,962	266,717
Total Current Liabilities	9,154,284	2,573,435
Long Term Liabilities:
Lease liability - less current	4,207,901	4,366,419
Total Long Term Liabilities	4,207,901	4,366,419
Total Liabilities	13,362,185	6,939,854

Stockholders’ Equity:

Preferred stock Par value $0.001: 10,000,000 shares authorized. 0 Issued: 0 shares were outstanding as of September 30, 2025 and December 31, 2024	-	-
Common Stock Par Value $0.001: 100,000,000 shares authorized; 22,210,204 issued and 22,202,826 outstanding as of September 30, 2025 and 14,282,395 issued and 14,257,458 outstanding as of December 31, 2024	22,210	14,257
Additional Paid in Capital	19,642,112	17,886,159
Retained Earnings (Deficit)	(15,864,546)	(7,754,313)
Shares to be issued	309,400	100,000
Treasury Stock	(10,003)	(33,810)

Total Stockholders’ Equity	4,099,173	10,212,293

Total Liabilities & Stockholders’ Equity	$17,461,358	$17,152,147

See accompanying notes to financial statements.

LASER PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF PROFIT AND LOSS

	Three Months Ended		Nine Months Ended
	September 30, 2025 (Unaudited)	September 30, 2024 (Unaudited)	September 30, 2025 (Unaudited)	September 30, 2024 (Unaudited)
Net Sales	$919,284	$669,182	$5,016,549	$2,035,608

Net Sales Affiliate	-	47,515	791,992	47,515

Total Net Sales	919,284	716,697	5,808,541	2,083,123

Cost of Sales	1,104,278	107,277	3,463,665	772,481

Gross Profit	(184,994)	609,420	2,344,876	1,310,642

Operating Expenses:
Sales & Marketing	272,123	554,667	1,146,457	957,558
General & Administrative	1,531,117	1,053,124	3,128,416	1,845,167
Depreciation & Amortization	291,955	238,617	868,089	669,827
Payroll Expenses	805,075	406,107	2,574,418	853,264
Research and Development Cost	132,051	62,802	380,024	170,725
Total Operating Expenses	3,032,321	2,315,317	8,097,404	4,496,541
Operating Income (Loss)	(3,217,315)	(1,705,897)	(5,752,528)	(3,185,899)
Other Income (Expenses):
Total Other Income (Loss)	(1,438,293)	80,629	(2,357,705)	80,666
Income (Loss) Before Tax	(4,655,608)	(1,625,268)	(8,110,233)	(3,105,233)
Tax Provision	-	-	-	-
Net Income (Loss)	$(4,655,608)	$(1,625,268)	$(8,110,233)	$(3,105,233)
Deemed Dividend from Software Acquisition		-	-	(6,615,000)

Deemed Dividend for Common Control Acquistion	(7,766,850)	-	(7,766,850)

Deemed Dividend for Cashless Exercise of Warrant	(6,312,971)	-	(6,312,971)

Net Comprehensive loss attributed to Common Shareholders	(18,735,429)	(1,625,268)	(22,190,054)	(9,720,233)

Earning (Loss) per Share:
Basic and diluted	$(0.27)	$(0.13)	$(0.53)	$(0.29)
Loss per share (attributable to common shareholders)	(1.09)	(0.13)	(1.46)	(0.90)
Weighted Average of Shares Outstanding	17,126,748	12,671,166	15,236,718	10,847,009

See accompanying notes to financial statements.

LASER PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2025 (Unaudited)	2024 (Unaudited)

OPERATING ACTIVITIES
Net Loss	$(8,110,233)	(3,105,233)
Adjustments to Reconcile Net Loss to Net Cash Flow from Operating Activities:
Bad Debt	(31,301)	208,351
Debt discount amortization	593,701	-
Shares issued for compensation	555,900	33,336
Impairment	487,050	-
Depreciation & Amortization	868,089	669,827
Change in Operating Assets & Liabilities:
Accounts Receivable	621,004	(165,282)
Contract Assets	297,498	-
Inventory	752,072	(26,979)
Prepaids & Other Current Assets	(131,739)	(15,976)
Net Change, Right-of-Use Asset & Liabilities	60,174	-
Accounts Payable	1,050,713	311,874
Affliate Accounts Payable	154,571	-
Contract Liabilities	510,756	-
Accrued Expenses	577,247	(132,431)
Deposits	-	(302,000)
Deferred Revenue	314,846	(96,549)
Net Cash Used in Operating Activities	(1,429,652)	(2,621,062)
INVESTING ACTIVITIES
Purchase of Property, Plant an Equipment	-	(57,550)
Purchase of Research & Development Equipment	-	(5,295)
Office & Computer Equipment	(15,660)	-
Invest in Leasehold Improvements	(6,900)	(225,783)
Net Cash Used in Investing Activities	(22,560)	(288,628)
FINANCING ACTIVITIES
IPFS Loan	42,763	-
Borrowings on debt	6,469,627	-
Principal payments on debt	(3,545,561)	-
Short term Loan From Affliate	751,000	-
Shares Issued under PIPE	3,487,353	2,652,350
Distribution to affiliate	(2,706,547)	(3,822,037)
Treasury Stock	44,235	-
Net Cash provided by (used in) Financing Activities	4,542,870	(1,169,687)
Net Cash Flow for Period	3,090,658	(4,079,377)
Cash and Cash Equivalents - Beginning of Period	533,871	6,201,137
Cash and Cash Equivalents- End of Period	$3,624,529	2,121,760
NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for Investment	100,000
Transfer demo inventory to PPE	14,833
Promissory Note to extinguish Warrants	362,500
Stock issued for Beamer Aquisiotion	643,698
Share issued for purchase of license		6,615,000
Common Stock to be issued for cashless exercise of warrants		62
Stock and Warrants for loan issuance	345,522
Exchange of warrant	6,312,972
SUPPLEMENTARY CASH FLOW INFORMATION
Cash Received / Paid During the Period for:
Income Taxes
Interest

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Three months ended September 30, 2025
	Preferred Stock		Common Stock		Shares to be issued		Treasury		Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	APIC	Deficit	Equity
Balance, June 30, 2025 (Unaudited)			14,276,150	$14,276			$(33,810)	$15,565,439	$(11,208,938)	$4,336,967

Net Loss from the three months ended September 30, 2025									$(4,655,608)	$(4,655,608)

Distribution to affiliate								$(285,846)		$(285,846)

Stock Issue PIPE			1,098,902	$1,099				$3,486,254		$3,487,353

Stock issue for Consulting Services			85,000	$85				$246,415		$246,500

Stock issued for common control acquisition			3,000,000	$3,000				$8,397,000		$8,400,000

Stock issue for consideration of Promissory Note			418,000	$418				$345,104		$345,522

Adjustment Common Stock				$25				$(25)		-

Warrant redemption								$(362,500)		$(362,500)

Sale of Treasury Stock			17,559				$23,807	$20,428		$44,235

Compensation for Service Agreement					130000	$309,400				$309,400

Deemed Dividend								$(14,079,821)		$(14,079,821)
			`
Exchange of Warrants			3,307,215	$3,307				$6,309,664		$6,312,971

Balance, September 30, 2025 (Unaudited)			22,202,826	$22,210	130000	$309,400	$(10,003)	$19,642,112	$(15,864,546)	$4,099,173

	Three months ended September 30, 2024
	Preferred Stock		Common Stock		Shares to be issued		Treasury		Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	APIC	Deficit	Equity
Balance, June 30, 2024 (Unaudited)			12,270,427	$12,270			$(25,240)	$17,012,050	$(6,715,451)	$10,283,629

Net Loss from the three months ended September 30, 2024									$(1,625,268)	$(1,625,268)

Distribution to affiliate								$(1,623,043)		$(1,623,043)

Stock Issue PIPE			1,500,000	$1,500				$2,650,850		$2,652,350

Cashless Exercise of Warrants			61,970	$62				$(62)		-

Balance, September 30, 2024 (Unaudited)			13,832,397	$13,832			$(25,240)	$18,039,795	$(8,340,719)	$9,687,668

	Nine months ended September 30, 2025
	Preferred Stock		Common Stock		Shares to be issued		Treasury		Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	APIC	Deficit	Equity
Balance, December 31, 2024 (Audited)			14,257,458	$14,257		$100,000	$(33,810)	$17,886,159	$(7,754,313)	$10,212,293

Net Loss from the nine months ended September 30, 2025									$8,110,233	$(8,110,233)

Distribution to affiliate								$(2,706,547)		$(2,706,547)

Stock Issue PIPE			1,098,902	$1,099				$3,486,254		$3,487,353

Stock issue for Consulting Services			85,000	$85				$246,415		$246,500

Stock issued for common control acquisition			3,018,692	$3,019		$(100,000)		$8,496,981		$8,400,000

Stock issue for consideration of Promissory Note			418,000	$418				$345,104		$345,522

Adjustment Common Stock				$25				$(25)		-

Warrant redemption								$(362,500)		$362,500)

Sale of Treasury Stock			17,559				$23,807	$20,428		$44,235

Compensation for Service Agreement					130000	$309,400				$309,400

Deemed dividend								$(14,079,821)		$(14,079,821)
			`
Exchange of Warrants			3,307,215	$3,307				$6,309,664		$6,312,971

Balance, September 30, 2025 (Unaudited)			22,202,826	$22,210	130000	$309,400	$(10,003)	$19,642,112	$(15,864,546)	$4,099,173

	Nine months ended September 30, 2024
	Preferred Stock		Common Stock		Shares to be issued		Treasury		Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	APIC	Deficit	Equity
Balance, December 31, 2023 (Audited)			9,253,419	$9,253			$(25,240)	$19,180,725	$(5,235,486)	$13,929,252

Net Loss from the nine months ended September 30, 2024									$(3,105,233)	$(3,105,233)

Distribution to affiliate								$(3,822,037)		$(3,822,037)

Stock Issued for compensation			17,008	$17				$33,319		$33,336

Stock issued for Software purchases			3,000,000	$3,000				$6,612,000		$6,615,000

Deemed Dividend to APIC								$(6,615,000)		$(6,615,000)

Stock Issue PIPE			1,500,000	$1,500				$2,650,850		$2,652,350

Cashless Exercise of Warrants			61,970	$62				$(62)		-

Balance, September 30, 2024 (Unaudited)			13,832,397	$13,832			$(25,240)	$18,039,795	$(8,340,719)	$9,687,668

See accompanying notes to financial statements

LASER PHOTONICS CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS

We were formed under the law of Wyoming on November 8, 2019. We changed our domicile to Delaware on March 5, 2021. We are a vertically integrated manufacturing company for photonics-based industrial products and solutions and, since recently acquiring Beamer Laser Marking Systems during Q3 2025, a developer of full-service laser marking machines for the medical, aerospace, defence, firearms, automotive, and general industrial markets and in Q4 2024 the assets of Control Micro Systems, Inc - expanding the market for our laser products into a large, growing pharmaceutical manufacturing vertical, in what we believe is a recession-resistant sector with significant barriers to entry.

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

Going Concern

The Company has not earned sufficient revenue since its inception and has sustained operating losses during the quarter ending September 30, 2025, mainly due to investments in its sales and marketing departments. The Company had sufficient working capital as of December 31, 2024. However, the Company’s continuation as a going concern is dependent on its ability to generate additional cash flow from operations to meet its obligations and/or obtain additional financing, as may be required. There is substantial doubt about the ability of the Company to continue as a going concern.

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

Given the nature of the revenue recognition process, the Company generates contract liabilities to the extent that a customer pays on project progress before the company fulfills its performance obligations under a contract or contract assets to the extent that the Company has earned by satisfying performance obligations but has not yet billed the customer. Contract assets represent a right to receive payment in the future once certain conditions are met per the terms of the contract. The balance of contract asset and liabilities as of 9/30/25 were $462,160 and $1,552,846, respectively, and as of 12/31/24 were $759,658 and $1,042,090, respectively.

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

As of September 30, 2025, and December 31, 2024, the Company had $3,624,529 and $533,871 of cash, respectively.

Accounts Receivable

Trade accounts receivables are recorded net of allowance for expected uncollectible accounts. The Company extends credit to its customers in the normal course of business and performs on-going credit evaluations of its customers. All accounts, or portions thereof, that are deemed uncollectible are written off to bad debt expense, as incurred. As of September 30, 2025, and December 31, 2024, the Company’s ledger had $385,425, and $973,605, respectively as a balance for collectible accounts. Allowance and amount recognized as bad debt as of September 30, 2025, are $158,584 and ($31,301) respectively, and as of December 31, 2024, were $193,333 and $248,413 respectively.

As of September 30, 2025, the debts of New England Small Tube Corporation (22%), Hydro Flask (16%) and Electrical Automation Professionals (11%) were over 10% of the total of the A/R. As of December 31, 2024, debts of Nebraska Public Power District (10.2%), Phillips66 (17%), Fisher & Paykel Healthcare Ltd (13.9%) and New England Small Tube Corporation (19%), were over 10% of the total.

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

The Company also earns revenue through affiliate arrangements. These contracts are evaluated under ASC 606 using the same five-step model. Affiliate revenue is recognized when the Company satisfies its performance obligations under the affiliate agreement, which typically occurs when the affiliate completes a qualifying transaction or when the Company provides agreed-upon services. The transaction price is determined based on the contractual terms with the affiliate, and revenue is recorded in the amount the Company expects to receive.

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

Accounts Receivable

Trade accounts receivable is recorded net of allowance for expected uncollectible accounts. The Company extends credit to its customers in the normal course of business and performs on-going credit evaluations of its customers. All accounts, or portions thereof, that are deemed uncollectible are written off to bad debt expense, as incurred. In addition, most sales orders are not accepted without a substantial deposit. As of September 30, 2025, the balance of collectible accounts was $$385,425 and the amount recognized as bad debt as of September 30, 2025, was ($31,301).

Current Liabilities

Accounts Payable

Accounts payable consist of short-term liability to our vendors and sub-contractors, who extend credit terms to the Company or deliver goods or services with delayed payment terms. Our accounts payable and accounts payable affiliates were recorded as of September 30, 2025, at $1,592,530 and $182,559, and as of December 31, 2024, at $531,268 and $27,988, respectively.

Deferred Revenue

As of September 30, 2025, the Company had $370,229 in Deferred Revenue, and as of December 31, 2024, the Company’s deferred revenue liabilities were recorded at $55,383.

Loans and Notes Payable

On April 3, 2025, April 16, 2025, June 20, 2025, July 8, 2025, and July 12, 2025, the “Company received from ICT Investments, the owner of the majority of outstanding shares of the Company’s common stock, unsecured loans in the principal amount of $200,000, $400,000, $20,000, $101,000, and $30,000 respectively, to assist Laser Photonics in meeting certain expenses, including payroll. Laser Photonics issued promissory notes, with interest at $20,000, $40,000, $2,000, $10,000 and $3,000 respectively, and a maturity date of May 31, 2025, June 30, 2025, August 30, 2025, September 8, 2025, and September 12, 2025 respectively. The unpaid principal balance of ICT loans as of September 30, 2025, was $751,000. The unpaid interest balance of ICT loans as of September 30, 2025, was $75,000.

On May 6, 2025, the Company issued a Promissory Note in favor of District 2 Capital Fundor. The Company promises to pay to the order of District 2 Capital Fundor not later than ( six months from date of the Note), the principal amount of Three hundred sixty two thousand and five hundred Dollars ($362,500), calculated on the basis of “Black Scholes Value” meaning the value of Holder’s Warrant dated August 19, 2024, issued in connection with a PIPE transaction through Aegis Capital Corp. as Placement Agent and based on the Black-Scholes Option Pricing Model obtained from the “OV” function on Bloomberg, L.P. (“Bloomberg”) determined as of the date of this Promissory Note (this “Note”) for pricing purposes and reflecting (A) a risk-free interest rate corresponding to the U.S. Treasury rate for a period equal to the time between the date of this Note and the Maturity Date, (B) an expected volatility equal to the greater of (1) 100% and (2) the 100 day volatility as obtained from the HVT function on Bloomberg (determined utilizing a 365 day annualization factor) as of the date of this Note. This Note was issued in connection with redemption of Holder’s outstanding warrant dated August 19, 2024 (125,000 warrants).

On April 25, 2025, the Company entered into a Business Loan and Security Agreement dated April 25, 2025 (the “Loan Agreement”) among Agile Capital Funding, LLC (“Agile Capital”), Agile Lending, LLC (“Agile Lending”) the Company and its subsidiary, Control Micro Systems Florida, LLC, under which the Company issued a Confessed Judgment Promissory Note for a term loan in the principal amount of $1,500,000 to be repaid through weekly principal and interest payments of $72,000 commencing May 6, 2025, and ending November 25, 2025, subject to payment of a $75,000 administrative agent fee paid to Agile Capital. The Loan is secured by a blanket lien on the Company’s assets. The Loan may be prepaid subject to payment of prepayment fee equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the maturity date. This loan has been settled in full refinancing with the Agile Loan dated July 7, 2025.

On July 8, 2025, the Company entered into a Business Loan and Security Agreement dated July 7, 2025 (the “Loan Agreement”) among Agile Capital Funding, LLC (“Agile Capital”), Agile Lending, LLC (“Agile Lending”) the Company and its subsidiary, Control Micro Systems Florida, LLC, under which the Company issued a Confessed Judgment Promissory Note for a term loan in the principal amount of $2,100,000 and total interest payments of $924,000 to be repaid through weekly principal and interest payments of $94,500 commencing July 16, 2025, and ending February 18, 2026, subject to payment of a $100,000 administrative agent fee paid to Agile Capital. The Loan is secured by a blanket lien on the Company’s assets. The Loan may be prepaid subject to payment of prepayment fee equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the maturity date. As of September 30, 2025, the loan reflects an outstanding principal balance of $1,559,439 and interest of $425,061.

On August 28, 2025, the Company closed a convertible note financing with Hudson Global Ventures, LLC (“Hudson Global”). In connection with this financing, the Company entered into a Securities Purchase Agreement (the “SPA”) with Hudson Global requiring that the Company (i) issue 418,000 shares of its common stock as commitment shares (the “Commitment Shares”), (ii) issue a warrant (the “Warrant”) for 157,258 shares of the Company’s common stock at a conversion price of $4.34 per share subject to customary adjustments for fundamental corporate actions such as mergers, reverse splits and stock dividends, that is exercisable for five years or that the Company must earlier pay the Event of Default Black Scholes Value as that term is defined in the Warrant if the Company’s common stock is deemed “penny Stock” under SEC Rule 240.3a51-1, and (iii) issue a 12 month secured convertible promissory note in the principal amount of $455,0000 (the “Convertible Note”) bearing annual interest of 12% to be repaid through monthly amortization payments of $45,818 and that is convertible into shares of the Company’s common stock at a fixed price of $4.34 per share, subject to customary adjustments for fundamental corporate actions such as mergers, reverse splits and stock dividends, that can be prepaid within the first 60 days from August 27, 2025, without any penalty and after 60 days from August 27, 2025,at a payment of 118% of the accrued and unpaid interest and unpaid principal of the Convertible Note. Under the terms of the SPA, Hudson Global has piggyback rights for the conversion shares underlying the Warrant and the Convertible Note as well as for the Commitment Shares. This loan has been settled in full refinancing with the Note Purchase Agreement dated September 12, 2025.

On September 12, 2025, the Company entered into a Note Purchase Agreement (the “NPA”) with four holders pursuant to which it issued to such holders certain unsecured promissory notes (the “Notes”). The Notes are (i) in the total principal amount of $2,111,111.12 with an Original Issuance Discount (“OID”) equal to 10% that resulted in the Company receiving net proceeds of $1,129,400 following deductions for expenses, including an 8% placement agency fee and 1% non-accountable allowance paid to RBW Capital Partners LLC (“RBW”), a division of Dawson James Securities, Inc., under the terms of a Placement Agency Agreement dated September 5, 2025, between the Company and RBW, and repayment of principal and accrued and unpaid interest of $509,600 owed to Hudson Global Ventures, LLC (“Hudson Global”) under a convertible note in the principal amount of $455,000 issued under the term of a Securities Purchase Agreement dated August 27, 2025, (ii) due the earlier of three (3) months from the dates of the Notes which are all September 12, 2025, or in the event of a prior subsequent financing by the Company, the Notes at the option of the holder must be repaid in full or, if applicable, are exchangeable into the consideration in the subsequent offering, (iii) subject to a payment in the event of a default of 120% of the unpaid principal amount, accrued interest and all other amounts owing under the Notes, which amount increases by 5% every 30 days following the date of the event of default until the Notes are paid in full (the “Mandatory Default Amount”) and (iv) limited to prepayment only upon a change of control of the Company subject to payment of the Mandatory Default Amount. As of September 30, 2025, the loan reflects an outstanding principal balance of $2,111,111.

Inventory

Inventories are stated at a lower cost or net realizable value using the first-in-first-out (FIFO) method. The Company has five principal categories of inventory:

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

Consignment inventory – Consignment inventory includes amounts held on consignment at third party locations of Method Tools, is properly recorded, valued, and disclosed. Management has evaluated the existence, ownership, and valuation of consignment inventory and confirms that such inventory remains the property of the Company until sold and is included in “Inventories” on the accompanying balance sheets.

On September 30, 2025, and December 31, 2024, respectively, our inventory consisted of the following:

	As of September 30,	As of December 31,
Inventory	2025	2024
	(Unaudited)	(Audited)
Equipment Parts Inventory	$1,844,223	$1,820,347
Finished Goods Inventory	763,160	999,100
Work in process Inventory	94,175	295,950
Consignment Inventory	171,823.00	-
Inventory Reserve	(727,990)	(776,638)
Total Inventory	$2,145,391	$2,338,759

Fixed Assets - Plant Machinery and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the results of operations for the respective period.

Machinery and Equipment

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Category	Economic Useful Life
Office furniture and fixtures	3-5 years
Machinery and equipment	5-7 years
Leasehold Improvements	1-10 years *
Intangible Assets	6-15 years

*	or the Lease term -whichever is less.

Fixed Assets	As of September 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Accumulated Depreciation	$(3,389,198)	$(2,513,551)
Machinery & Equipment	2,459,093	2,458,986
Office Furniture & Computer Equipment	317,147	301,487
Vehicles	117,894	117,894
R&D Equipment	43,268	43,268
Software	50,671	50,671
Leasehold improvements	264,458	257,558
Consignment Machine & Equipment	45,634
Demonstration equipment	1,193,450	1,155,721
Total Fixed Assets	$1,102,417	$1,872,034

Intangible Assets

Intangible assets consist primarily of capitalized equipment design documentation, software costs for equipment manufactured for sale, research, and development, as well as certain patent, trademark and license costs. Capitalized software and equipment design documentation development costs are recorded in accordance with Accounting Standard Codification (“ASC”) 985 “Software” with costs amortized using the straight-line method over a ten-year period. Patent, trademark and license costs are amortized using the straight-line method over their estimated useful lives of 6-15 years. On an ongoing basis, management reviews the valuation of intangible assets to determine if there has been impairment by comparing the related assets’ carrying value to the undiscounted estimated future cash flows and/or operating income from related operations.

The Company employs various core technologies across many different product families and applications in an effort to maximize the impact of our research and development costs and increase economies of scale and to leverage its technology-specific expertise across multiple product platforms. The technologies inherent in its laser equipment products include application documentation, proprietary and custom software developed for operation of its equipment, specific knowledge of supply chain and equipment design documentation, consisting of 3D engineering drawings, bills of materials, wiring diagrams, parts AutoCad drawings, software architecture documentation, etc. Intangible assets were received from related parties, ICT Investments, Fonon Technologies Inc. and therefore transferred and booked by Laser Photonics Corp. at their historical cost. During the purchase of CMS assets there were obtained Intangible Assets, which have been developed internally in CMS.

Intangible Assets	As of September 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Accumulated Amortization	$(1,604,516)	$(1,125,025)
Customer Relationships	211,000	211,000
Equipment Design Documentation	2,675,000	2,675,000
Operational Software & Website	381,539	381,539
Trademarks	787,800	787,800
License & Patents	3,460,876	3,460,877
Accumulated Impairment Loss	(932,669)	(932,669)
Total Intangible Assets	$4,979,030	$5,458,522

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

NOTE 3 – STOCKHOLDERS’ EQUITY/DEFICIT

General

The following description of our securities and certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws are summaries and are qualified by reference to the amended and restated certificate of incorporation and our bylaws that will be in effect on the closing of this offering. Copies of these documents have been filed with the SEC as exhibits to our registration statement, of which this prospectus forms a part. The descriptions of the Shares, and preferred stock, reflect changes to our capital structure that will be in effect on the closing of this offering. In the third quarter of 2025 distributions to affiliate company Fonon Corporation totalled $285,845. They include sales, marketing, payroll, and other shared costs associated with Fonon Corporation.

Preferred Stock

●	Par value: 0.001
●	Authorized: 10,000,000
●	Issued: There were no preferred shares issued and outstanding as of September 30, 2025

Common Stock

●	Par value: 0.001
●	Authorized: 100,000,000
●	Issued: 21,111,302 as of September 30, 2025

In January 2025 18,692 shares of common stock were issued as part of the payment for the purchase of the assets and certain liabilities of Control Micro System (CMS Laser).

On May 5, 2025, the Company entered into exchange agreement with Empery Asset Master LTD, Empery Tax Efficient, LP and Empery Tax Efficient III, LP, (Holders). Holders hold the number of Warrants to Purchase Common Stock originally issued on August 19, 2024, to Altium Growth Fund, LP (125,000 warrants), exercisable into the number of shares of Common Stok of the Company. In a modified agreement dated July 8, 2025, the Holders received in exchange to the 125,000 warrants, 107,215 shares of common stock at agreed price of $2.90. The updated calculation can be found on the last page of the agreement, but in summary we are updating the amount of shares being issued to reflect the difference in value of the shares previously agreed at $2.90, now down to $2.53 (the current stock price).

In August 2025, the Company issued 3,000,000 restricted shares of common stock to Fonon Quantum Technologies, Inc. as consideration for the acquisition of the net assets of Beamer Laser Marking Systems. The shares were valued at the market rate of the Company’s stock on the date of the Agreements which is $2.8, for a total amount of $8,400,000. Both companies are under common control of ICT Investments and the excess paid over the net assets of Beamer Laser Marking Systems was accounted as deemed dividend for a total of $7,766,850. As result the value back to the Equity was $633,150.

On July 8, 2025, the Company issued 85,000 restricted shares of common stock to Hudson Global Venture LLC, in exchange for consulting services to be provided by Hudson Global Venture LLC until August 15, 2025. The share of common stock’s market value was $2.90 and the total equity value was $246,500.

On August 11, 2025, the Company entered in Consulting Services Agreement with FMW Media Works LLC. According to the agreement the Company agreed to issue 130,000 shares of restricted common stock to FMW Media Works LLC as compensation for the services. As of September 30, 2025, the obligation is reflected as Shares to be Issued in the Balance Sheet. The FV of the shares was considered the market value at the date of the Agreement 2.38, for a total value of $309,400.

On August 27, 2025, the Company issued 418,000 restricted shares of common stock and 157,258 warrant shares to Hudson Global Ventures, LLC as additional consideration for the purchase of the secured promissory note in principal amount of $455,000. The share of common stock FMV was $4.34 and FV for the warrants was $3.4636. This promissory note was fully paid with the RBW Bridge Financial Loan. APIC was increased by $345,522.

On September 2, 2025, the Company entered into an agreement to exchange certain outstanding warrants issued in the August 2024 PIPE financing (the “Exchange Agreement”). These warrants, which had an exercise price of $4.34 per share and included a full ratchet anti-dilution provision, entitled holders to purchase up to an aggregate of 0.8 million shares of the Company’s common stock. In exchange for relinquishing these warrants, the warrant holders will receive unrestricted shares of the Company’s common stock equal to 400% of the number of shares of the Company’s common stock issuable upon exercise of the warrants that for all warrant holders results in an aggregate of 3.2 million unrestricted shares of the Company’s common stock. The Company also has agreed, subject to customary exceptions, for a period of 30 days starting on September 3, 2025, not to issue any shares of its common stock nor to file any registration statant or any amendment or supplement to any existing registration statement. The excess of the FV of the shares of common stock over the FV recalculated using Black-Scholes method at the date of the operation was considered and accounted as deemed dividend.

On September 22, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a private placement (the “Offering”) (i) 1,098,902 shares (the “Shares”) of common stock of the Company, $0.001 par value (the “Common Stock”), (ii) series A warrants to purchase up to 1,098,902 shares of Common Stock (the “Series A Warrants”) and (iii) series B warrants to purchase up to 1,098,902 shares of Common Stock (the “Series B Warrants” and, with the Series A Warrants, the “Common Warrants” and, collectively with the Shares, and the Series B Warrants, the “Securities”) for a purchase price of $3.64 per share of Common Stock and related Common Warrants, for a net total of $3,487,353, the fees were net against the proceeds. The Offering was closed on September 29, 2025, subjected to customary closing conditions. The Company also issued to the placement agent facilitating the Exchange Agreement or its designees warrants to purchase an aggregate of 76,923 shares of its restricted common stock that are exercisable for five years at $4.55 per share subject to customary adjustments, including for stock splits, stock dividends, rights offerings and fundamental transactions such as a merger resulting in a change of control.

The Series A Warrants have an exercise price of $3.40 per share, are exercisable upon issuance (the “Initial Exercise Date”), and expire five years following the effective date of the registration statement to be filed in connection with the Offering. The Series B Warrants have an exercise price of 3.40 per share, are exercisable commencing on the Initial Exercise Date and expire eighteen months following the effective date of the registration statement to be filed in connection with the Offering. Under the terms of the Common Warrants, the Investors may not exercise the warrants to the extent such exercise would cause the Investor, together with its affiliates and attribution parties, to beneficially own a number of shares of common stock which would exceed 4.99% (or, at such Investor’s option upon issuance, 9.99%), of the Company’s then outstanding Common Stock following such exercise, excluding for purposes of such determination shares of Common Stock issuable upon exercise of such warrants which have not been exercised.

The Purchase Agreement contains representations, warranties, indemnification and other provisions customary for transactions of this nature. The Purchase Agreement also provides that, subject to certain exceptions, until 15 days after the effective date of the registration statement to be filed in connection with Offering, neither the Company nor any of its subsidiaries will issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock equivalents or file a registration statement other than one in connection with the Offering. The Purchase Agreement also provides that, subject to certain exceptions, for a period of one year following the effective date of the registration statement to be filed in connection with Offering, the Company will be prohibited from effecting or entering into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or Common Stock equivalents (or a combination of units thereof) involving a variable rate transaction, which generally includes any transaction in which the Company (i) issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of common stock either (A) at a conversion price or exchange rate that is based upon and/or varies with the trading prices of or quotations for the shares of common stock at any time after the initial issuance of such securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock or (ii) enters into any agreement, whereby the Company may issue securities at a future determined price (including but not limited to, certain “at-the-market offerings” as described more fully in the Purchase Agreement).

As part of the Offering, the Company entered into a Registration Rights Agreement, dated September 22, 2025, with the Investors, pursuant to which the Company agreed to register the resale of the shares of Common Stock sold in the Offering and the shares of Common Stock issuable upon exercise of the Common Warrants. The Company will use its commercially reasonable best efforts to file the registration statement by the 15th calendar day after the date of the Registration Rights Agreement and cause the registration statement to be declared effective within 45 days of September 22, 2025 (or 75 days in the event the registration statement is reviewed in “full”). If the Company fails to meet the specified filing deadlines or keeps the registration statement effective, subject to certain permitted exceptions, the terms of the Registration Rights Agreement provide that the Company will be required to pay certain liquidated damages to the Investor. The Company also agreed, among other things, to indemnify the Investors under the registration statement from certain liabilities and to pay all fees and expenses incident to the Company’s performance of or compliance with the Registration Rights Agreement.

Warrants

As of September 30, 2025, there were 2,431,985 warrants outstanding. All the warrants outstanding on December 32, 2024, were redeemed.

No	Entity	Date	Amount Issued	Exercise Price	Black-Scholes value	Total value
1	Hudson Global Ventures, LLC	8/27/2025	157,258	$4.34	$3.46	$544,678.81
2	HC Wainwright & Co	9/29/2025	76,923	4.55	1.6825	129,422.95
3	Anson East Master Fund-Series A	9/29/2025	90,658	3.40	3.40	308,237.20
4	Anson East Master Fund-Series B	9/29/2025	90,658	3.40	2.32	210,326.56
5	Anson Investments Master Fund-Series A	9/29/2025	321,429	3.40	3.40	1,092,858.60
6	Anson Investments Master Fund-Series B	9/29/2025	321,429	3.40	2.32	745,715.28
7	Capital Global-Series A	9/29/2025	137,363	3.40	3.40	467,034.20
8	Capital Global-Series B	9/29/2025	137,363	3.40	2.32	318,682.16
9	Intracoastal Capital-Series A	9/29/2025	274,726	3.40	3.40	934,068.40
10	Intracoastal Capital-Series B	9/29/2025	274,726	3.40	2.32	637,364.32
11	Iroquois Capital Mgmt-Series A	9/29/2025	82,418	3.40	3.40	280,221.20
12	Iroquois Capital Mgmt-Series B	9/29/2025	82,418	3.40	2.32	191,209.76
13	Iroquois Master Fund-Series A	9/29/2025	192,308	3.40	3.40	653,847.20
14	Iroquois Master Fund-Series B	9/29/2025	192,308	$3.40	$2.32	$446,154.56

	Total		2,431,985			$6,959,821.20

Options

As of September 30, 2025, there were no stock options issued or outstanding

NOTE 4 – RELATED PARTY TRANSACTIONS

ICT Investments provides the Company accounting services and various management services on an as needed basis. For the three months ended September 30, pursuant to an arrangement with ICT Investments, the Company had not paid these services but had recorded payables for $39,903 for accounting services, and $70,460 for other services. Any distribution between Laser Photonics and ICT must be distributed to an affiliate company. The Company owes $72,196 for services to FONON Technology Inc.

ICT Investments owns directly 4,438,695 shares of the Company’s common stock. As of September 30, 2025, ICT Investments owns approximately 52% of the total shares outstanding through the shares of the Company’s common stock owned by Fonon Technologies Inc. (935,000 shares) and Fonon Corporation (3,000,000 shares), and Fonon Quantum Technologies Inc. (3,000,000 shares) that are all controlled by ICT Investments. Dmitriy Nikitin is the Managing Partner of ICT Investments and has controlled the Company since its inception.

On April 3, 2025, April 16, 2025, June 20, 2025, July 8, 2025, and July 12, 2025, the “Company received from ICT Investments, the owner of the majority of outstanding shares of the Company’s common stock, unsecured loans in the principal amount of $200,000, $400,000, $20,000, $101,000, and $30,000 respectively, to assist Laser Photonics in meeting certain expenses, including payroll. Laser Photonics issued promissory notes, with interest at $20,000, $40,000, $2,000, $10,000 and $3,000 respectively, and a maturity date of May 31, 2025, June 30, 2025, August 30, 2025, September 8, 2025, and September 12, 2025, respectively. The unpaid principal balance of ICT loans as of September 30, 2025, was $751,000. The unpaid interest balance of ICT loans as of September 30, 2025, was $75,000.

On August 5, 2025, Laser Photonics Corporation (the “Company” or “Laser Photonics”) entered into an Asset Purchase Agreement (the “APA”) with Fonon Quantum Technologies, Inc. (“FQTI”), an affiliate of ICT Investments, LLC, the Company that together with its affiliates has voting control of Laser Photonics, to acquire the assets of Beamer Laser Marking Systems (“Beamer”), the laser capital equipment manufacturing division of ARCH Cutting Tools, Inc, a Michigan corporation. Beamer manufactures IR fibre laser marking systems that provide standard, engineered and inline 1064nm IR laser marking solutions for a variety of industries used in tracking and traceability to serialization, 2D codes and decorative marking. Under the terms of the APA, Laser Photonics agreed to issue 3,000,000 restricted shares of its common stock as payment for the Beamer net assets. including its intellectual property, and all contracts. The foregoing description of the APA is qualified in its entirety by reference to the full text of that agreement, a copy of each of which is filed as Exhibit 10.1 to this Current Report on Form 8-K and incorporated herein by reference.

Because the transaction was between entities under common control (ICT Investments controls both the Company and FQTI), the acquisition will be accounted for in accordance with ASC 805-50 (“Transactions Between Entities Under Common Control”). Accordingly, the Beamer assets will be recognized at their historical carrying amounts rather than at fair value, and no goodwill will be recorded. Comparative prior-period financial statements will not be restated. See Table below that shows Total Assets, Liabilities and Common Stock acquired for Common Control.

Laser Photonics Acquisition Date 8/5/2025
Description	Amount
Assets	$
Accounts Receivable/Other Receivable		1,524
Inventory		573,537
PP&E		68,638
Liabilities and Stockholder Equity
Accounts Payable/Other Liability		(10,549)
Common Stock		(3,000)
APIC		(8,397,000)
Deemed Dividend for Common Control Acquisition		$(7,766,850)

During the first nine months of 2025, the Company recorded total revenue of $791,992 from its affiliate, Fonon Technology Inc. The revenue recognition has been realized according to ASC 606. The Company has entered into a service agreement with Fonon under which it is obligated to pay a fee equal to 6.5% for the use Fonon’s system for award management and registration with the Federal Government As of the reporting date, the Company has accrued $40,412.06 related to the agreement.

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

In December 2022, the Company entered into an agreement with 2701 Maitland Building Associates to rent 8,000 SF of additional office space near the main facility, for our growing sales and marketing program. In February 2025, a Lease Termination Agreement was signed for ending the lease in July 2025. The termination fee for March, April, May, June and July were $14,912.

In October 2024, the Company entered into an agreement with SPI TCM TECHNOLOGY PARK OWNER LLC to rent 46,481SF. The commencement date for the base rent was January 1, 2025. The base rent for the year 2025 is $50,354.

As of January 1, 2020, we adopted ASU 2016-02 employing the cumulative-effect adjustment transition method. As of September 30, 2025, our balance sheet shows $4,255,722, as a Right-of-use asset for operating leases, $283,650 as a current operating lease liability, and $4,207,901 as a lease liability less the current portion.

	Operating Lease	Remaining Term in Years
2025	236,363
2026	641,052
2027	660,284
2028	680,092
2029	700,495
2030	721,510
2031	743,155
2032	765,450
2033	788,413
2034	812,065
2035	418,214
Total lease payments	7,167,093
Less : Imputed interest	(2,675,542)
Present Value of Lease Liabiltiy	4,491,551	10.5

NOTE 6 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events from the balance sheet date through the date these financial statements were issued. On October 2, 2025, the Company issued 130,000 shares of restricted Common Stock to FMW Media Works LLC as compensation considered in the Consulting Services Agreement signed between the Company and FMW Media Works LLC, on August 11, 2025.

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

In Q3 2025, we expanded our product portfolio through the acquisition of Beamer Laser Marking Systems, formerly the laser capital equipment division of ARCH Cutting Tools. Beamer’s IR fiber and CO₂ laser marking systems significantly expand our product offering into high-value industrial marking applications such as serialization, UID marking, medical devices, aerospace traceability, automotive components, and firearms compliance. The Beamer acquisition also provides an established customer base and IP portfolio and is expected to enhance our revenue mix beginning in Q4 2025 and into 2026.

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

Beamer integration and expected synergies. With the Beamer acquisition, the Company expects near-term integration costs related to engineering alignment, supply chain consolidation, and facility relocation. Management anticipates long-term synergies through shared manufacturing resources, cross-selling opportunities, and expanded participation in regulated industries requiring permanent laser marking solutions.

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

Results of Operations

The Company had revenue of $5,808,541 in the nine months ended September 30, 2025, as compared to revenue of $2,083,123 in the nine months ended September 30, 2024, which represents an increase of 179% in the revenue.

Gross profit for the nine months ended on September 30, 2025, was $2,344,876 for a Gross margin of 40%, compared to $1,310,642 for a Gross Margin of 62.92% in the nine months ending September 30, 2024.

The Company had revenue of $919,284 in the three months ended September 30, 2025, as compared to revenue of $716,697 in the three months ended September 30, 2024, which represents an increase of 28% in the revenue.

Gross deficit for the three months ended on September 30, 2025, was ($184,994) for a Gross deficit of (20%), compared to $609,420 for a Gross Margin of 85%  in the three months ending September 30, 2024.

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

For the three months ending September 30, 2025, we recorded total expenses of $3,032,321 as compared to the three months ending in September 30,2024 of $2,315,317. SG&A expenses for the three months ending September 30, 2025, are $1,803,240 as compared to the three months ending in September 30,2024 of $1,607,791. The significant increase in SG&A is primarily driven by comparative ramp up of costs in 2025 to establish our strategic plan to increase market reach and sales force as part of our Sales & Marketing Development and Investment plan as noted in our previous 10-Q’s in accordance with “Use of Proceeds” as stated in our most recent Form S-1 Registration Statement, coupled with higher personnel costs resulting from additional headcount, professional service fees, SEC compliance costs, bad debt expenses, etc.

For the nine months ending September 30, 2025, we recorded total expenses of $8,097,404  as compared to the nine months ending in September 30,2024 of $4,496,541. SG&A expenses for the nine months ending September 30, 2025, are $4,274,873 as compared to the nine months ending in September 30,2024 of $2,802,725. The significant increase in SG&A is primarily driven by comparative ramp up of costs in 2025 to establish our strategic plan to increase market reach and sales force as part of our Sales & Marketing Development and Investment plan as noted in our previous 10-Q’s in accordance with “Use of Proceeds” as stated in our most recent Form S-1 Registration Statement, coupled with higher personnel costs resulting from additional headcount, professional service fees, SEC compliance costs, bad debt expenses, etc.

Our net loss, for the three months ending September 30, 2025, was $ 4,655,608, as compared to net loss of $1,625,268 in the same period of 2024.

Our net loss, for the nine months ending September 30, 2025, was $ 8,110,233, as compared to net loss of $3,105,233 in the same period of 2024.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided and (and used in) operating, investing, and financing activities for the quarter’s ended on September 30, 2025, and September 30, 2024.

	Nine Months Ended September 30
	2025	2024
Net cash provided by Operating Activities	$(1,429,652)	$(2,621,062)
Net cash provided by Investing Activities	(22,560)	(288,628)
Net cash provided by Financing Activities	4,542,870	(1,169,687)
Net cash increase for period	3,090,658	(4,079,377)
Cash at the beginning of period	533,871	6,201,137
Cash at end of period	$3,624,529	$2,121,760

As of September 30, 2025, the Company had 3,624,529 in cash, $3,182,930 in current assets (without cash and cash equivalents) and $9,113,872 in current liabilities.

As a result, on September 30, 2025, the Company had a deficit of $2,346,825 in total working capital, compared to $3,879,770 of total working capital on September 30, 2024.

The acquisition of Beamer did not require cash consideration, as the Company issued 3,000,000 restricted shares as payment for the assets. While no immediate cash impact occurred, management expects incremental working-capital demands associated with onboarding Beamer’s production and service workflows. Integration-related operating cash outflows may occur during Q4 2025 and into 2026.

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

Revenues

For the three months ending September 30, 2025, we recognized revenue of $919,284, as compared to $669,182 in revenue for the same period in 2024, an increase of 6.63%.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025 (Unaudited)	2024 (Unaudited)	2025 (Unaudited)	2024 (Unaudited)

Revenue	$919,284	$669,182	$5,808,541	$2,083,123

For the three months ending September 30, 2025, our net loss was $4,655,608 as compared to a loss of $1,625,268 in the same period of 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Summary Financial Information – Non-GAAP EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025 (Unaudited)	2024 (Unaudited)	2025 (Unaudited)	2024 (Unaudited)
Other financial data (unaudited):
EBITDA(1)	$(2,918,263)	$(1,235,616)	(4,885,948)	$(2,271,742)
Adjusted EBITDA(2)	$(2,918,263)	$(1,235,616)	(4,885,948)	$(2,271,742)

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

We believe EBITDA and Adjusted EBITDA are helpful for investors to better understand our underlying business operations. The following table adjusts Net Income to EBITDA and Adjusted EBITDA for the three months ending September 30, 2025, and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025 (Unaudited)	2024 (Unaudited)	2025 (Unaudited)	2024 (Unaudited)
Reconciliation of EBITDA:
Net Loss	$(4,655,608)	(1,625,268)	$(8,110,233)	$(3,105,233)
Add (deduct):
Interest expense	1,445,390		2,357,790	-
Taxes	-	151,035	-	163,664
Other	-		(1,594)	-
Depreciation & Amortization	291,955	238,617	868,089	669,827
EBITDA	(2,918,263)	(1,235,616)	(4,885,948)	(2,271,742)
Other adjustments	-	-	-	-
Adjusted EBITDA	$(2,918,263)	(1,235,616)	$(4,885,948)	$(2,271,742)

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements.

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

Laser Photonics Corporation

Date: December 22, 2025	By:	/s/ Wayne Tupuola
President and Chief Executive Officer (Principal Executive Officer)

Date: December 22, 2025	By	/s/ Carlos Sardinas
Chief Financial Officer
(Principal Financial and Accounting Officer)

