Form 10-K
period 2025-12-31
Laser Photonics Corp
filed 2026-04-20
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 001-41515

Laser Photonics Corporation
(Exact name of registrant as specified in its charter)

Delaware	84-3628771
State or other jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

250 Technology Park Lake Mary, FL	32746
Address of Principal Executive Offices	Zip Code

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2025 was $26,131,561.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 32,604,703 shares of Common Stock outstanding as of April 9, 2026.

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

PART I

ITEM 1. BUSINESS

As used in this Annual Report, the terms “we,” “us,” “our,” and the “Company” refer to Laser Photonics Corporation, a Delaware corporation, and its consolidated subsidiaries.

Company Overview

We were formed as a Wyoming corporation on November 8, 2019. We changed our domicile to Delaware on March 5, 2021. We are a vertically integrated manufacturing company for photonics-based industrial products and solutions and, since recently acquiring the assets of Control Micro Systems, Inc. (“CMS”), have now expanded the market for our laser products into the large, growing pharmaceutical manufacturing vertical, in what we believe is a recession-resistant sector with significant barriers to entry.

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

Our vertically integrated operations allow us to reduce development and advanced laser equipment manufacturing time, offer better prices, control quality and protect our proprietary know-how and technology compared to other laser cleaning companies and companies with competing technologies.

We initiated our sales efforts in December 2019. For the year ended December 31, 2025, we generated sales of $8.3 million, compared to $3.4 million for the year ended December 31, 2024. We are strategically positioned to drive growth and innovation in the laser technology market by targeting three key customer segments: government entities, Fortune 1000 companies, and medium/small businesses. Each of these segments presents unique opportunities and challenges, and our business model is designed to cater specifically to the needs and growth potential within each category.

For government entities, we provide highly specialized laser solutions that meet stringent regulatory and performance standards. This segment benefits from our expertise in delivering reliable, durable, and effective laser systems for various applications, from defense and aerospace to public infrastructure projects. Working with government clients not only solidifies our reputation as a trusted provider of advanced laser technology but also paves the way for new contracts and collaborative projects. One of our current projects is the Laser Shield Anti-Drone System (“LSAD”), a joint development with our affiliate, Fonon Drone Shield Solutions, Inc., to create a laser defense system to serve as an immediate response defense system for addressing the threat of small-scale unmanned aerial systems in conflict zones and expeditionary locations. We successfully completed a test of the LSAD prototype at our Orlando facility.

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

Medium and small businesses constitute the third pivotal segment of our customer base. Recognizing the distinct needs and constraints of this market, we launched the Service Partner Network (“SPN”). This initiative is designed to empower medium and small businesses by providing them access to mobile demonstration units, enabling them to experience the advantages of our laser technology firsthand. The SPN serves a dual purpose: it facilitates immediate equipment sales and acts as a catalyst for demonstrating the practical benefits and capabilities of our products.

Through the SPN, we also support entrepreneurs looking to start their own mobile laser cleaning or rental service businesses. Our marketing team plays a crucial role in this ecosystem by generating and distributing leads to SPN members for a fee, thereby creating a continuous revenue stream. This collaborative approach not only bolsters the success of our SPN partners but also promotes sustained long-term revenue growth for us.

By strategically targeting these three customer segments and leveraging the SPN to enhance our market penetration and product visibility, we believe we are well-positioned for robust growth. Our comprehensive business model not only enhances customer engagement and satisfaction across diverse markets but also solidifies our standing as an innovative leader in the laser technology industry.

We market our products globally through our direct sales force which is located in the United States.

Recent Developments

ICT Investments, LLC (“ICT” or “ICT Investments”) currently owns approximately 14% of the outstanding shares of our Common Stock, Fonon Drone Shield Solutions, Inc., an affiliate of ICT Investments, currently owns approximately 3% of the outstanding shares of our Common Stock, Fonon Quantum Technologies owns approximately 9% of the outstanding shares of our Common Stock and Fonon Technologies owns approximately 9% of the outstanding shares of our Common Stock and collectively are our majority stockholders. Dmitriy Nikitin has significant voting power for all matters that are submitted to a vote of the Company’s shareholders since he currently owns approximately 34% of the outstanding voting shares of the Company’s common stock through his ownership of all membership interests of ICT Investments which is the controlling entity of Fonon Drone Shield Solutions, Inc., Fonon Quantum Technologies and Fonon Technologies, Inc. On May 21, 2024 we entered into a license agreement with Fonon Drone Shield Solutions, Inc. to receive an exclusive, worldwide, sublicensable license to its laser material processing equipment and technology, including all applications of laser cutting, marking, engraving, laser welding, brazing, ablation, laser drilling, semiconductor chip marking, semiconductor and flat panel display laser processing equipment, all other laser material processing equipment documented or existing in a form of know-how and/or trade secrets in return for 3,000,000 restricted shares of our Common Stock. As of December 31, 2025, ICT Investments, through its control of Fonon Drone Shield Solutions, Inc., Fonon Quantum Technologies and Fonon Technologies, Inc., in the aggregate will own approximately 38% of our Common Stock and will have significant voting power on all matters submitted to a vote of our stockholders, including the election of our directors. Through our affiliation with ICT Investments, its portfolio companies and its customers, we have access to more than 1,500 high profile Fortune 5000 customer prospects as well as recognition as a global leader in manufacturing premium laser equipment. In addition, through the expertise and reputation of our officers, board members and advisors, we have the foundation of our technologically advanced, disruptive laser systems specifically suited for most material processes with specific cleaning requirements and challenges.

On October 30, 2024, we entered into an Asset Purchase Agreement with CMS, a laser company located in Orlando, Florida, that designs and builds turnkey laser material processing systems for marking, cutting, drilling and welding. CMS allows us to expand into the pharmaceutical market for controlled-release medications that is expanding rapidly, driven by the growing need for more effective and patient-friendly drug delivery systems. Controlled-release tablets, which gradually release medication over time, require precision manufacturing techniques to ensure the proper dosage and timing of active ingredient release. Laser technology plays a critical role in creating micro-drilled apertures in these tablets, ensuring accurate and consistent drug release. We believe that there is a significant opportunity to unlock CMS’s growth potential by integrating it into our existing sales and marketing infrastructure, enhancing customer engagement and expanding our market reach to maximize wallet share from current customers and bring new clients on board.

With global pharmaceutical companies focusing on enhancing drug delivery mechanisms, the demand for laser-based solutions like those provided by CMS is expected to rise. CMS’ experience in supplying laser systems to pharmaceutical companies, coupled with our sales and marketing expertise, positions the Company to take full advantage of this growing market segment. We acquired all business assets of CMS, including its intellectual property as well as hiring CMS’ existing workforce, including engineers and customer support personnel, that we believe will add significant value to the acquired CMS assets.

On February 10, 2025, we entered into a Lease Termination Agreement with 2701 Maitland Building Associates, LLC, the Landlord of Suite 125 containing approximately 7,981 rentable square feet that we had leased from November 7, 2022 through December 31, 2025, at a base monthly rent of $14,818.06 (“Suite 125”). In light of our entering into a long-term lease at 250 Technology Park. Lake Mary, Florida 32746 on July 1, 2024, we determined that it did not need Suite 125 for its future growth and, since it could not sublet this space, we entered into the Lease Termination Agreement to reduce our lease expense. Under the terms of the Lease Termination Agreement, we agreed to pay a monthly termination fee of $14,912.14 base rent plus operating expenses for five months, saving us approximately $80,000 in lease payments for 2025.

On July 7, 2025, we and our subsidiary, Control Micro Systems Florida, LLC, entered into a Business Loan and Security Agreement with Agile Capital and Agile Lending under which we received a term loan in the principal amount of $2,100,000 with total interest of $924,000 (the “Loan”) to be repaid through weekly principal and interest payments of $94,500 commencing July 16, 2025, and ending February 18, 2026, subject to payment of a $100,000 administrative agent fee paid to Agile Capital.

On August 5, 2025, we entered into an Asset Purchase Agreement with Fonon Quantum Technologies, Inc., an affiliate of ICT Investments, to acquire the assets of Beamer Laser, a company that manufactures IR fiber laser marking systems that provide standard, engineered and inline 1064nm IR laser marking solutions for a variety of industries used in tracking and traceability to serialization, 2D codes and decorative marking. We believe that the acquisition of these assets will be of substantial financial benefit in terms of its future sales given the importance of Beamer Laser’s standard industrial marking solutions and modular design to allow for smooth integration into manufacturing workflows, its U.S.-based manufacturing capabilities that should help us mitigate supply chain issues and tariffs to ensure better control over manufacturing quality, lead times and costs and with Beamer Laser’s established customer base, which includes Fortune 100 companies in aerospace, defense and pharmaceuticals, provide us with new growth opportunities for our other laser technology products.

On August 28, 2025, we closed a convertible note financing with Hudson Global Ventures, LLC (“Hudson Global”). In connection with this financing, we entered into a Securities Purchase Agreement (the “SPA”) with Hudson Global requiring that we (i) issue 418,000 shares of our Common Stock as commitment shares, (ii) issue a warrant for 157,258 shares of our Common Stock at a conversion price of $4.34 per share subject to customary adjustments for fundamental corporate actions such as mergers, reverse splits and stock dividends, that is exercisable for five years or that we must earlier pay the Event of Default Black Scholes Value as that term is defined in the warrant if our Common Stock is deemed “penny Stock” under SEC Rule 240.3a51-1, and (iii) issue a 12 month secured convertible promissory note in the principal amount of $455,0000 (the “Hudson Convertible Note”) bearing annual interest of 12% to be repaid through monthly amortization payments of $45,818 and that is convertible into shares of our Common Stock at a fixed price of $4.34 per share, subject to customary adjustments for fundamental corporate actions such as mergers, reverse splits and stock dividends, that can be prepaid within the first 60 days from August 27, 2025, without any penalty and after 60 days from August 27, 2025, at a payment of 118% of the accrued and unpaid interest and unpaid principal of the Hudson Convertible Note. Under the terms of the SPA, Hudson Global has piggyback rights for the conversion shares underlying the warrant and the Hudson Convertible Note as well as for the commitment shares.

On September 2, 2025, we entered into an agreement to exchange certain outstanding warrants issued in the August 2024 PIPE financing (the “Exchange Agreement”). These warrants, which had an exercise price of $4.34 per share and included a full ratchet anti-dilution provision, entitled holders to purchase up to an aggregate of 0.8 million shares of our Common Stock. In exchange for relinquishing these warrants, the warrant holders received unrestricted shares of our Common Stock equal to 400% of the number of shares of our Common Stock issuable upon exercise of the warrants that for all warrant holders results in an aggregate of 3.2 million unrestricted shares of our Common Stock. We also have agreed, subject to customary exceptions, for a period of 30 days starting on September 3, 2025, not to issue any shares of our Common Stock nor to file any registration statant or any amendment or supplement to any existing registration statement. We also issued to the placement agent facilitating the Exchange Agreement or its designees warrants to purchase an aggregate of 56,000 shares of our restricted Common Stock that are exercisable for five years at $5.0250 per share subject to customary adjustments, including for stock splits, stock dividends, rights offerings and fundamental transactions such as a merger resulting in a change of control.

On September 12, 2025, we issued to four investors certain unsecured promissory notes (the “Notes”) under the terms of a Note Purchase Agreement (the “NPA”). The Notes are (i) in the total principal amount of $2,111,111.12 with an Original Issuance Discount (“OID”) equal to 10% that resulted in the Company receiving net proceeds of $1,129,400 following deductions for expenses, including an 8% placement agency fee and 1% non-accountable allowance paid to RBW Capital Partners LLC (“RBW”), a division of Dawson James Securities, Inc., under the terms of a Placement Agency Agreement dated September 5, 2025, between the Company and RBW, and repayment of principal and accrued and unpaid interest of $509,600 owed to Hudson Global Ventures, LLC (“Hudson Global”) under a convertible note in the principal amount of $455,000 issued under the term of a Securities Purchase Agreement dated August 27, 2025, (ii) due the earlier of three (3) months from the dates of the Notes which are all September 12, 2025, or in the event of a prior subsequent financing by the Company, the Notes at the option of the holder must be repaid in full or, if applicable, are exchangeable into the consideration in the subsequent offering, (iii) subject to a payment in the event of a default of 120% of the unpaid principal amount, accrued interest and all other amounts owing under the Notes, which amount increases by 5% every 30 days following the date of the event of default until the Notes are paid in full (the “Mandatory Default Amount”) and (iv) limited to prepayment only upon a change of control of the Company subject to payment of the Mandatory Default Amount. The principal amount of the Notes remains outstanding and the use of proceeds of this offering will be used to repay the Notes in full in addition to payment of the Mandatory Default Amount. The Company has been in settlement discussions with the four holders of the Notes regarding claims that until the Notes were repaid the Company could not sell securities greater than $50,000 and agreeing to enter into a PIPE transaction by October 17, 2025, to be led by RBW Capital. The Company and its note holders have agreed to resolve this dispute through repayment of the note holders in an amount of approximately $3.2 million from the proceeds of the current S-1 offering with HCW.

On September 22, 2025, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we agreed to issue and sell to the Investors in a private placement (i) 1,098,902 shares of Common Stock at a price of $3.64 per Share, (ii) Series A warrants to purchase up to 1,098,902 shares of Common Stock and (iii) Series B warrants to purchase up to 1,098,902 shares of Common Stock for total aggregate gross proceeds of approximately $4 million. The offering closed on September 30, 2025. The Series A Warrants have an exercise price of $3.40 per share, are exercisable upon issuance (the “Initial Exercise Date”), and expire five years following the effective date of the resale registration statement on Form S-1 that we filed under the terms of a registration rights agreement in connection with the Purchase Agreement. The Series B Warrants have an exercise price of $3.40 per share, are exercisable commencing on the Initial Exercise Date and expire eighteen months following the effective date of the resale registration statement. H.C. Wainwright & Co., LLC acted as the exclusive placement agent for the issuance and sale of these securities. The Company agreed to pay up to an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from this offering and issued to Wainwright warrants to purchase up to 76,923 shares of Common Stock at an exercise price per share of $4.55, which are exercisable commencing upon issuance and a have term of five years after effective date of resale registration statement.

On February 9, 2026, we conducted a public offering of an aggregate of (i) 7,142,858 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an offering price per Share and associated Warrants of $0.70, (ii) five year Series A-1 Common Stock purchase warrants (the “Series A-1 Warrants”) to purchase up to 7,142,858 shares of Common Stock at an exercise price of $0.70 per share, and (iii) twenty-four month Series A-2 Common Stock purchase warrants (the “Series A-2 Warrants”, and, collectively with the Series A-1 Warrants, the “Warrants”) to purchase up to 7,142,858 shares of Common Stock at an exercise price of $0.70 per share, for aggregate gross proceeds of $5,000,000.60. In connection with the closing, the Company will issue to H.C. Wainwright & Co., LLC (“Wainwright”) or its designees warrants to purchase up to an aggregate of 500,000 shares of Common Stock at an exercise price of $0.875 per share, which are exercisable immediately upon issuance and have a termination date of February 6, 2031. Additionally, in connection with a note financing conducted by the Company in September 2025, the Company will pay Wainwright a cash fee equal to $147,777.78 and issue to Wainwright or its designees unregistered warrants to purchase up to an aggregate of 57,058 shares of Common Stock at an exercise price of $3.2375 per share, which are exercisable immediately upon issuance and have a termination date of February 6, 2031. The net proceeds received by the Company after commissions, fees, legal expenses, and payment of the cash fee to Wainwright, was $4,121,273.

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

Facilities

Our principal executive offices are located at 250 Technology Park, Lake Mary, Florida, 32746, to support our administrative, engineering and operational activities. This office serves as our headquarters and is intended to allow for future growth. See “Item 2. Properties” below.

Implications of Being an Emerging Growth Company

As a company with less than $1.235 billion in revenue during our most recently completed fiscal year, we qualify as an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, which we refer to as the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable, in general, to public companies that are not emerging growth companies. These provisions include:

●	Reduced disclosure about our executive compensation arrangements;

●	No non-binding stockholder advisory votes on executive compensation or golden parachute arrangements;

●	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting; and

●	Reduced disclosure of financial information in this prospectus, limited to two years of audited financial information and two years of selected financial information.

As a smaller reporting company, each of the foregoing exemptions is currently available to us. We may take advantage of these exemptions for up to five years following our initial public offering on September 29, 2022, or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.235 billion in annual revenues as of the end of a fiscal year, if we are deemed to be a large-accelerated filer under the rules of the Securities and Exchange Commission, or if we issue more than $1.0 billion of non-convertible debt over a three-year-period.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time as we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

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

Marketing and Sales

For the year ending in December 31, 2025, we employed 8 direct salespeople, 10 global distributors/resellers, and signed two technology partnerships for integration of our Cleantech product line into robotic platforms for both commercial and defense applications.

In calendar years 2023 to 2025, we invested in sales and marketing activities, including investing nearly $4 million in the development and scaling of sales and marketing operations. We have a marketing and sales budget equal to 10% of our gross sales, and a new product promotional budget of $0.7 million for 2026.

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

Employees and Human Capital

As of December 31, 2025, we employed 94 full-time team members and had no part-time employees. Our human capital strategy focuses on identifying, recruiting, retaining, incentivizing, and effectively integrating both existing personnel and new talent, including employees, advisors, and consultants. These efforts are essential to support our continued growth and innovation across all areas of the business.

Government Regulation

Our current and contemplated activities and the products and processes that will result from such activities are subject to substantial government regulation, both in the United States and internationally.

Government Contracts and Regulations

Our U.S. Government business is heavily regulated. We contract with several U.S. Government agencies and entities, principally all branches of the U.S. military. We must comply with, and are subject to, laws and regulations governing the formation, administration, and performance of U.S. Government contracts. These laws and regulations, among other things:

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

We have relationships with ICT Investments and its affiliates that could adversely affect our business, financial condition, liquidity and results of operations.

ICT Investments and its affiliates, Fonon Corporation, Fonon Quantum Technologies, Inc., Fonon Technologies, Inc. (collectively referred to as “Related Entities”), collectively own approximately 34% of our Common Stock and have assisted us with accounting matters, business and financial contacts to facilitate our growth and fund-raising efforts, including acquisition targets such as Control Micro Systems and Beamer Laser, and expertise in various laser technologies, including the advanced laser-based anti-drone system. As a result, among the most significant risks are (i) conflicts of interest in compensation paid to the Related Entities since the amount of compensation may exceed what we would otherwise pay in an “arm’s length transaction with an unaffiliated entity, (ii) a risk that termination of, or material adverse change in, the terms of this relationship, could result in a material adverse change to us and our operations and could adversely affect our business, financial condition, liquidity and results of operations: (iii) our failure to correctly identify or disclose the transactions with the Related Entities could result in SEC enforcement proceedings and sanctions, shareholder lawsuits or even criminal charges for fraud, and (iv) the risk of material misstatements in our SEC filings if there are complex related party transactions making it difficult for our auditors to verify the accuracy of our financial reporting.

We expect to increase our business with the U.S. Government, and changes in government defense spending could have adverse consequences on our financial position, results of operations and business.

In 2025, less than 18% of our U.S. revenues were derived from sales and services provided directly or indirectly to the U.S. Government. However, we anticipate increasing that figure to 25% over the next 12 to 24 months as we expand our engagement with federal agencies.

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

ICT Investments, via common control of Fonon Drone Shield Solutions, Inc. and Fonon Technologies combined owns 34% of our shares of common stock. As a result, ICT Investments is able to: place, elect, or defeat the election of our directors; amend or prevent amendment to our certificates of incorporation or bylaws; effect or prevent a merger, sale of assets or other corporate transaction; drive business decisions and control expenditures; and control the outcome of any other matter submitted to the stockholders for vote. Accordingly, other stockholders are unable to influence management or exercise control over our business.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. There exist material weaknesses in our internal controls as of December 31, 2025. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. With each prospective acquisition we may make we will conduct whatever due diligence is necessary or prudent to assure us that the acquisition target can comply with the internal control requirements of the Sarbanes- Oxley Act. Notwithstanding our diligence, certain internal control deficiencies may not be detected at acquired entities. As a result, any internal control deficiencies may adversely affect our financial condition, results of operations, and access to capital.

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

ICT Investments through its ownership of Fonon Drone Shield Solutions, Inc., holds a large number of our outstanding shares. We can make no prediction as to the effect, if any, that sales of shares, or the availability of shares for future sale, will have on the prevailing market price of our shares of common stock. Sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could depress prevailing market prices for the shares. Such sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price which it deems appropriate.

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

ITEM 2. PROPERTIES

On July 1, 2024, we entered into a lease agreement for 48,481 square feet of facility space at a base monthly rent of $50,354 with an annual increase of 3%, that has a term ending June 30, 2035. The location of the facility is 250 Technology Park, Lake Mary, FL.

On October 31, 2024, upon acquisition of Control Micro Systems, we assumed a lease agreement for 52,200 square feet of facility space at 4420 Metric Dr., Winter Park, FL at a base monthly rent of $27,770 per month. That lease was set to expire on October 31, 2025 but was renewed through October 31, 2026 at a base monthly rent of $54,930.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we have been and will continue to be subject to legal proceedings and claims. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information. Our common stock is traded on the NASDAQ with the ticker symbol “LASE”.

(b)	Stockholders. As of April 8, 2026, there were 18 registered holders of our common stock.

(c)	Dividends. We paid a one-time stock dividend on December 31, 2021, but we do not intend to pay any dividends in the foreseeable future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans.

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2025.

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

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

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

In 2024, we acquired CMS, a laser company located in Orlando, Florida, that designs and builds turnkey laser material processing systems for marking, cutting, drilling and welding. CMS allows us to expand into the pharmaceutical market for controlled-release medications that is expanding rapidly, driven by the growing need for more effective and patient-friendly drug delivery systems. Controlled-release tablets, which gradually release medication over time, require precision manufacturing techniques to ensure the proper dosage and timing of active ingredient release. Laser technology plays a critical role in creating micro-drilled apertures in these tablets, ensuring accurate and consistent drug release. We believe that there is a significant opportunity to unlock CMS’s growth potential by integrating it into our existing sales and marketing infrastructure, enhancing customer engagement and expanding our market reach to maximize wallet share from current customers and bring new clients on board.

In 2025, we expanded our product portfolio through the acquisition of Beamer Laser Marking Systems, formerly the laser capital equipment division of ARCH Cutting Tools. Beamer’s IR fiber and CO₂ laser marking systems significantly expand our product offering into high-value industrial marking applications such as serialization, UID marking, medical devices, aerospace traceability, automotive components, and firearms compliance. The Beamer acquisition also provides an established customer base and IP portfolio and is expected to enhance our revenue mix in 2026.

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

Net sales. Our net sales have historically fluctuated from year to year. The increase or decrease in sales from a prior year can be affected by the timing of orders received from customers, the shipment, installation and acceptance of products at our customers’ facilities. Net sales can be affected by the time taken to qualify our products for use in new applications in the end markets that we serve. Our sales cycle varies substantially, ranging from a period of a few weeks to as long as one year or more, but is typically several months. The adoption of our products by a new customer or qualification in a new application can lead to an increase in net sales for a period which may then slow until we penetrate new markets or obtain new customers.

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

Results of Operations

LASER PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2025 and 2024

	Year Ending December 31,
	2025	2024
Net sales	$7,921,919	$3,367,681
Net sales – related party	420,089	47,515
Total Net Sales	8,342,008	3,415,196

Cost of Sales	7,139,754	3,013,063
Gross Profit	1,202,254	402,133

Operating expenses:
Sales and marketing	1,784,659	1,779,966
General and administrative	8,057,013	3,573,955
Research and development	513,563	578,886
Impairment of property, plant and equipment	236,717	-
Impairment of intangible assets	3,902,378	932,669
Total Operating Expenses	14,494,330	6,865,476

Operating Loss	(13,292,076)	(6,463,343)

Other income (expenses):
Financing costs – additional notes principal added on default	(738,889)	-
Interest expense, net	(3,649,808)	-
Change in fair value of derivative liability	313,892	-
Bargain purchase of acquisition	-	3,857,999
Other income (expense), net	(89,165)	86,517
Total other income (expenses), net	(4,163,970)	3,944,516
Net Loss	$(17,456,046)	$(2,518,827)

Deemed dividend from software acquisition	-	(6,615,000)
Deemed dividend on common control acquisitions	(8,789,754)
Deemed dividend on cashless exercise of warrant	(6,312,970)
Net Comprehensive Loss Attributed to Common Shareholders	$(32,558,770)	$(9,133,827)

Net sales

Net sales for the year ended December 31, 2025 and 2024 was $8.3 million and $3.4 million, respectively. The increase in revenue was due to the recording of a full year of revenue for CMS in 2025, which we acquired on October 30, 2024.

Cost of sales

Cost of sales for the year ended December 31, 2025 and 2024, was $7.1 million and $3.0 million, respectively. The increase in cost of sales was due to the increase in our net sales.

Gross profit

Gross profit for the year ended December 31, 2025 and 2024 was $1.2 million and $0.4 million, respectively. The increase in gross profit was due to our increase in net sales. Our gross margin for the year ended December 31, 2025 and 2024 was 14% and 12%, respectively.

Operating expenses

Operating expenses consist of sales and marketing expense, general and administrative expense, research and development expense, and impairment charges. Operating expenses for the year ended December 31, 2025 and 2024 were $14.5 million and $6.9 million accordingly. The increase of $7.6 million was due to the recording of $1.6 million of non-cash stock-based compensation expense, $0.8 million of non-cash stock-based payment for services, and $0.2 million on the impairment of property and equipment, all of which did not occur in the prior year period. Additionally, we recorded an increase of $3.0 million for the impairment of intangible assets over the prior year period. The remaining increase in operating expenses over the prior year period was from a full year of CMS operating expenses in 2025, which we acquired on October 30, 2024, and normal changes in our operating expenses to support our growth.

Operating loss

Operating loss for the year ended December 31, 2025 and 2024 was $13.3 million and $6.5 million, respectively. The increase in operating loss was from increased operating expenses, which was offset by increased gross profit, as discussed above.

Other income (expenses)

Other expenses was $4.2 million for the year ended December 31, 2025, compared to other income of $3.9 million for the prior year period. In the current period, we realized financing costs of $0.7 million related to our notes payable, $3.7 million of interest, offset by the change in fair value of derivative liability of $0.3 million, all of which did not occur in the prior year period. In the prior year period, we recorded a $3.9 million gain on bargain purchase of our acquisition of CMS, and other income of $0.1 million, both of which did not occur in the current year period.

Net loss

Net loss for the year ended December 31, 2025 and 2024 was $17.4 million and $2.5 million, respectively. The increase in net loss was from the change in other income (expenses), increased operating expenses, offset by increased gross profit, as discussed above.

Liquidity and Capital Resources

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern.

As reflected in the accompanying financial statements, for the year ended December 31, 2025, the Company recorded a net loss of $17.5 million and used cash in operations of $6.4 million. Cash used in operations was primarily for working capital. As of December 31, 2025, we had a cash balance of $0.7 million.

On February 9, 2026, we conducted a public offering of an aggregate of (i) 7,142,858 shares (the “Shares”) of the Company’s common shares, par value $0.001 per share (the “Common Stock”), at an offering price per Share and associated Warrants of $0.70, (ii) five year Series A-1 Common Stock purchase warrants (the “Series A-1 Warrants”) to purchase up to 7,142,858 shares of Common Stock at an exercise price of $0.70 per share, and (iii) twenty-four month Series A-2 Common Stock purchase warrants (the “Series A-2 Warrants”, and, collectively with the Series A-1 Warrants, the “Warrants”) to purchase up to 7,142,858 shares of Common Stock at an exercise price of $0.70 per share, for aggregate gross proceeds of $5,000,001. In connection with the closing, the Company will issue to H.C. Wainwright & Co., LLC (“Wainwright”) or its designees warrants to purchase up to an aggregate of 500,000 shares of Common Stock at an exercise price of $0.875 per share, which are exercisable immediately upon issuance and have a termination date of February 6, 2031. Additionally, in connection with a note financing conducted by the Company in September 2025, the Company will pay Wainwright a cash fee equal to $147,777.78 and issue to Wainwright or its designees unregistered warrants to purchase up to an aggregate of 57,058 shares of Common Stock at an exercise price of $3.2375 per share, which are exercisable immediately upon issuance and have a termination date of February 6, 2031. The net proceeds received by the Company after commissions, fees, legal expenses, and payment of the cash fee to Wainwright, was $4.1 million.

In February 2026, we made notes payable principal and interest payments of $4.2 million.

During February and March 2026, we issued 2,449,474 common shares and received proceeds of $0.8 million on the exercise of 2,449,474 warrants.

Historically, we have financed our operations through existing cash balances, public and private issuance of common stock, term loans, and credit lines from financial institutions.

As of the issuance date of the financial statements included in this Annual Report on Form 10-K, management expects that the Company’s existing cash of $1.4 million will last until approximately August 2026.

To address funding considerations, management periodically evaluates funding alternatives and may raise additional funds through equity issuances, debt securities, strategic partner arrangements, strategic transactions, or credit from financial institutions. As we seek additional financing, there is no assurance that such financing will be available to us on favorable terms, or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance, and investor sentiment regarding us and our industry.

We are also continuing to take actions to improve the Company’s operating performance and cash generated from operations, including product optimization, sales growth strategies, operational streamlining, negotiating equitable vendor contracts, and managing product pricing. However, we may be unable to execute these actions in a timely manner, or at all.

If the Company is unable to raise additional capital whenever necessary or otherwise improve its operating performance or generation of cash from operations, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.

Our consolidated statements of cash flows as discussed herein are presented below.

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(6,390,628)	$(9,138,555)
Net cash used in investing activities	(19,477)	(977,821)
Net cash provided by financing activities	6,526,573	4,449,110
Net cash increase (decrease) for period	116,468	(5,667,266)
Cash at the beginning of period	533,871	6,201,137
Cash at end of period	$650,339	$533,871

Operating Activities

Cash provided by or used in operating activities primarily consists of net loss, distributions to affiliates, adjustments for certain non-cash items, including amortization of intangible assets, impairment of intangible assets, the fair value of common stock issued for directors, employees, and service providers, and the effect of changes in working capital and other activities.

Cash used in operating activities for the year ended December 31, 2025 was $6.4 million and consisted of our net loss, distributions to affiliates of $3.6 million, and adjusted for non-cash items, including impairment of property, plant and equipment, impairment of intangible assets of $3.9 million, the fair value of common stock issued to executives, directors and consultants, depreciation and amortization, financing costs related to notes issued during the year, amortization of debt discount also related to notes issued, and routine changes in working capital and other activities.

Cash used in operating activities for the year ended December 31, 2024 was approximately $9.1 million and consisted of our net loss, distributions to affiliates of $5.8 million, adjusted for non-cash items, including amortization of intangible assets, bargain purchase of an acquisition, depreciation and amortization, and routine changes in working capital and other activities.

Investing Activities

Cash provided by investing activities for the year ended December 31, 2025 was insignificant, which was cash used to purchase equipment.

Cash provided by investing activities for the year ended December 31, 2024 was $1.0 million, which was comprised of $0.4 million to purchase property and equipment, and $0.6 million cash paid for an acquisition, net of cash received.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2025 was $6.5 million, which was from aggregate proceeds of $3.5 million on the sale of common stock, net proceeds of $7.5 million from notes payable, and offset by repayment of our notes payable of $4.5 million.

Cash provided by financing activities for the year ended December 31, 2024 was $4.4 million, which was from aggregate proceeds of $4.4 million on the sale of common stock.

Going Concern

Our consolidated financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We experienced operating losses and negative operating cash flows during 2025 and 2024. We have financed our working capital requirements through borrowings from various sources and the sale of equity securities.

We have a history of reporting net losses. As of the issuance date of the financial statements included in this Annual Report on Form 10-K, management expects that the Company’s existing cash of $1.4 million will last until August 2026. As a result, management has concluded, and our independent registered public accounting firm has agreed with our conclusion that there is a substantial doubt regarding our ability to continue as a going concern for a period of at least 12 months beyond the filing of this Annual Report on Form 10-K. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2025, includes an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern depends on our ability to raise additional debt or equity capital to fund our business activities and ultimately achieve sustainable operating revenues and profitability.

As market conditions present uncertainty as to our ability to secure additional funds, there can be no assurances that we will be able to secure additional financing on acceptable terms, as and when necessary, to continue to conduct operations. There is also significant uncertainty as to the amount and type of financing available to us in the future.

If we are unable to secure the cash resources necessary to meet our ongoing cash requirements, we may be required to scale back our business activities or discontinue operations entirely.

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements for the years ended December 31, 2025 and 2024 presented elsewhere in this report, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain accounting policies and estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the Company’s control. As a result, these issues are inherently uncertain. In applying these policies, management uses its judgment to select the appropriate assumptions for certain estimates. Those estimates are based on the Company’s historical operations, the future business plans and the projected financial results, the terms of existing contracts, trends in the industry, and information available from other outside sources.

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

Other Revenue Recognition Matters related to Distributors

Distributors generally have no right to return unsold equipment. However, in limited circumstances, if the Company determines that distributor stock is aging beyond the Company’s new model releases, it may accept returns and provide the distributor with credit against their trading account at the Company’s discretion under its warranty policy. This revenue is recognized on a consignment basis and transfer of control is when an item is sold to end customer at which time the Company recognizes revenue.

Share-Based Compensation

The Company periodically issues share-based awards to employees, non-employees, and consultants for services rendered. Stock options vest and expire according to the terms established at the grant’s issuance date. Stock grants are measured at the grant date fair value. Stock-based compensation cost is measured at fair value on the grant date and is generally recognized as an expense in the statement of operations ratably over the requisite service period or vesting period. Recognition of compensation expense for non-employees occurs in the same period and in the same manner as if the Company had paid cash for the services.

Recent Accounting Pronouncements

See discussion of recent accounting pronouncements in Note 1 to the accompanying financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Laser Photonics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Laser Photonics Corporation and subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements of Company as of and for the year ended December 31, 2024 were audited by other auditors whose report dated June 24, 2025, expressed an unqualified opinion on those statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a history of reporting net losses and negative cash flows from operations and had a negative net working capital position of $7,344,637 as of December 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2025.

/s/ Weinberg & Company, P.A.

Los Angeles, California

April 20, 2026

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

The Woodlands, Texas

June 24, 2025

LASER PHOTONICS CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2025 and 2024

	As of December 31, 2025	As of December 31, 2024
ASSETS
Current Assets
Cash	$650,339	$533,871
Accounts receivable, net of allowance for expected credit losses of $0 and $285,486, respectively	547,848	973,605
Contract assets	258,037	759,658
Inventories, net of reserves of $503,835 and $776,638, respectively	1,287,127	2,338,759
Deferred financing costs	125,000	-
Prepaid expenses and other current assets	120,825	58,567
Total Current Assets	2,989,176	4,664,460

Property, plant, and equipment, net	1,125,194	1,872,034
Intangible assets, net	922,701	5,458,522
Right-of-use assets	4,110,531	4,840,753
Other long-term assets	302,000	316,378
TOTAL ASSETS	$9,449,602	$17,152,147

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$1,595,333	$531,268
Accounts payable – related party	349,461	27,988
Accrued expenses	918,328	266,717
Deferred revenue	1,157,128	55,383
Contract liabilities	1,205,007	1,042,090
Notes payable – ($3,212,500 past due)	3,804,610	-
Notes payable – related party – past due	751,000	-
Lease liability, current	214,044	649,989
Derivative liability	338,902	-
Total Current Liabilities	10,333,813	2,573,435

Lease liability, non-current	4,152,375	4,366,419
Total Liabilities	14,486,188	6,939,854

Commitments and Contingencies (Note 9)

Stockholders’ (Deficit) Equity
Preferred shares Par value $0.001: 10,000,000 shares authorized, no shares were issued and outstanding at December 31, 2025 and 2024, respectively	-	-
Common Shares Par Value $0.001: 100,000,000 shares authorized; 22,852,753 and 14,282,395 issued, and 22,845,345 and 14,257,458 outstanding, at December 31, 2025 and 2024, respectively	22,853	14,257
Treasury shares (7,378 and 24,397 shares, respectively)	(10,003)	(33,810)
Additional paid in capital	20,160,923	17,886,159
Shares to be issued	-	100,000
Accumulated deficit	(25,210,359)	(7,754,313)
Total Stockholders’ (Deficit) Equity	(5,036,586)	10,212,293
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$9,449,602	$17,152,147

The accompanying notes are an integral part of these consolidated financial statements

LASER PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2025 and 2024

	Year Ending December 31,
	2025	2024
Net sales	$7,921,919	$3,367,681
Net sales – related party	420,089	47,515
Total Net Sales	8,342,008	3,415,196

Cost of Sales	7,139,754	3,000,202
Gross Profit	1,202,254	414,994

Operating expenses:
Sales and marketing	1,784,659	1,779,966
General and administrative	8,057,013	3,586,816
Research and development	513,563	578,886
Impairment of property, plant and equipment	236,717	-
Impairment of intangible assets	3,902,378	932,669
Total Operating Expenses	14,494,330	6,878,337

Operating Loss	(13,292,076)	(6,463,343)

Other income (expenses):
Financing costs – additional notes principal added on default	(738,889)	-
Interest expense, net	(3,649,808)	-
Change in fair value of derivative liability	313,892	-
Bargain purchase of acquisition	-	3,857,999
Other income (expense), net	(89,165)	86,517
Total other income (expenses), net	(4,163,970)	3,944,516
Net Loss	$(17,456,046)	$(2,518,827)

Deemed dividend from software acquisition	-	(6,615,000)
Deemed dividend on common control acquisition	(8,789,754)
Deemed dividend on cashless exercise of warrants	(6,312,970)
Loss Attributed to Common Shareholders	$(32,558,770)	$(9,133,827)

Loss per share – basic and diluted	$(1.02)	$(0.22)

Loss per share (attributable to common shareholders)	$(1.90)	$(0.79)

Weighted average shares outstanding – basic and diluted	17,113,914	11,631,999

The accompanying notes are an integral part of these consolidated financial statements.

LASER PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2025 and 2024

	Preferred Stock		Common Stock		Shares to be issued		Treasury		Accumulated	Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	APIC	Deficit	(Deficit)
Balance, December 31, 2023	-	$-	9,253,419	$9,253	-	-	$(25,240)	$19,180,725	$(5,235,486)	$13,929,252

Common shares issued for officer compensation	-	-	17,008	17	-	-	-	33,319	-	33,336

Common shares issued for license agreement	-	-	3,000,000	3,000	-	-	-	6,612,000	-	6,615,000

Comon shares issued for cash for under Securities Purchase Agreement	-	-	1,500,000	1,500	-	-	-	2,650,850	-	2,652,350

Common shares issued for cashless exercise of warrants	-	-	61,968	62	-	-	-	(62)	-	-

Common shares issued on exercise of warrants	-	-	450,000	450	-		-	1,796,310	-	1,796,760

Common shares issued for acquisition	-	-	-	-	18,692	100,000	-		-	100,000

Treasury stock adjustment	-	-	(24,937)	(25)	-	-	(8,570)	8,595	-	-

Deemed dividend	-	-	-	-	-	-	-	(6,615,000)	-	(6,615,000)

Distribution to affiliate	-	-	-	-	-	-	-	(5,780,578)	-	(5,780,578)

Net loss	-	-	-	-	-	-	-		(2,518,827)	(2,518,827)

Balance, December 31, 2024	-	$-	14,257,458	$14,257	18,692	$100,000	$(33,810)	$17,886,159	$(7,754,313)	$10,212,293

Common shares issued for officers and directors’ compensation	-	-	435,000	435	-	-	-	1,578,616		1,579,051

Common shares issued for services	-	-	292,519	293	-	-	-	755,607		755,900

Common shares issued for cash for under Securities Purchase Agreement	-	-	1,098,902	1,099	-	-	-	3,486,254		3,487,353

Common shares issued for common control acquisition	-	-	3,000,000	3,000	-	-	-	8,397,000		8,400,000

Common shares issued for consideration of promissory note	-	-	418,000	418	-	-	-	(418)		-

Common shares issued on cashless exercise of warrants	-	-	3,307,215	3,307	-	-	-	6,320,389		6,323,696

Deemed dividend for cashless exercise of warrants	-	-	-	-	-	-	-	(6,312,971)		(6,312,971)

Common shares issued on sale of treasury shares	-	-	17,559	-	-	-	23,807	20,428		44,235

Common shares issued for common shares issuable	-	-	18,692	19	(18,692)	(100,000)	-	99,981		-

Adjustment of common stock	-	-	-	25	-	-	-	(25)		-

Warrant redemption	-	-	-	-	-	-	-	(362,500)		(362,500)

Deemed dividend for common control acquisition	-	-	-	-	-	-	-	(8,789,754)		(8,789,754)

Distribution to affiliate	-	-	-	-	-	-	-	(2,917,843)		(2,917,843)

Net loss	-	-	-	-	-	-	-	-	(17,456,046)	(17,456,046)

Balance, December 31, 2025	-	$-	22,845,345	$22,853	-	-	$(10,003)	$20,160,923	$(25,210,359)	$(5,036,586)

The accompanying notes are an integral part of these consolidated financial statements.

LASER PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended on December 31,
	2025		2024

Cash Flows from Operating Activities
Net Loss		$(17,456,046)	$(2,518,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Bargain purchase of acquisition		-	(3,857,999)
Change in allowance for expected credit losses		(285,486)	285,486
Change in inventory reserve		(272,803)	-
Depreciation and amortization		1,110,503	972,135
Debt discount amortization		869,236	-
Financing costs for the additional note principal on default		738,889	-
Financing costs from the issuance of notes payable		242,794	-
Shares issued for compensation		1,579,050	33,336
Shares issued for services		755,900	-
Distribution to affiliate		(3,552,695)	(5,780,578)
Impairment of property, plant, and equipment		236,717	-
Impairment of intangible assets		3,902,379	932,669
Right-of-use assets		730,222	448,160
Change in fair value of derivative liability		(313,892)	-
Change in Operating Assets & Liabilities:
Accounts receivable		711,243	176,066
Contract assets		501,621	(759,658)
Inventory		1,632,798	329,100
Deferred financing costs		(125,000)	-
Prepaid expenses and other current assets		(62,259)	14,905
Other long-term assets		14,378	(316,378)
Accounts payable		1,064,065	334,406
Accounts payable – related party		321,473	-
Accrued expenses		651,611	56,969
Deferred revenue		1,101,745	(157,931)
Contract liabilities		162,917	942,090
Lease liability		(649,988)	(272,506)
Net cash used in operating activities		(6,390,628)	(9,138,555)

Cash Flows from Investing Activities
Purchase of property and equipment		(19,477)	(352,821)
Cash paid for acquisition, net of cash received		-	(625,000)
Net cash used in investing activities		(19,477)	(977,821)

Cash Flows from Financing Activities
Proceeds from note payable, net of original issuance discount		6,729,226	-
Repayment of notes payable		(4,485,241)	-
Proceeds from note payable – related party		751,000	-
Proceeds from the sale of treasury stock		44,235	-
Proceeds from the sale of common shares		3,487,353	4,449,110
Net cash provided by financing activities		6,526,573	4,449,110

Net increase (decrease) in cash flow for period		116,468	(5,667,266)
Cash - beginning of period		533,871	6,201,137
Cash end of period		$650,339	$533,871

Supplemental disclosures of cash flow information:
Cash paid for interest		$-	$-
Cash paid for income taxes		$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Recording of Right-of-Use property lease	$		$4,755,728
Shares issued for commons shares issuable		$100,000	$-
Inventory transferred to property, plant and equipment		$-	$507,931
Property, plant and equipment transferred to inventory		$70,309	$-
Promissory note to extinguish warrants		$362,500	$-
Fair value of common stock issued upon cashless exercise of warrant		$6,323,696	$62
Fair value of warrants accounted as a derivative liability		$652,794	$-
Fair value of common stock issued upon acquisition of entity under common control		$8,400,000	$-
Assets acquired from common controlled entity		$255,824	$-
Shares issued for license agreement		$-	$6,615,000
Treasury stock adjustment		$-	$(8,570)

The accompanying notes are an integral part of these consolidated financial statements.

LASER PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Laser Photonics Corporation (the “Company”) was formed under the laws of Wyoming on November 8, 2019, and changed its domicile to Delaware on March 5, 2020. The Company, located in central Florida, is a vertically integrated manufacturing company for photonics-based industrial products and solutions, primarily disruptive laser cleaning technologies.

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date the accompanying financial statements were issued. The Company has a history of reporting net losses and negative operating cash flows and had a negative net working capital position of $7,344,637 as of December 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern depends on its ability to raise additional debt or equity capital to fund its business activities and ultimately achieve sustainable operating revenues and profitability. The Company has financed its working capital requirements through borrowings from various sources and the sale of its equity securities.

As market conditions present uncertainty regarding the Company’s ability to secure additional funds, there can be no assurance that the Company will be able to secure additional financing on acceptable terms, as and when necessary, to continue operations. If the Company is unable to obtain the cash resources necessary to satisfy the Company’s ongoing cash requirements, the Company could be required to scale back its business activities or to discontinue its operations entirely.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the financial statements of the Company’s wholly owned operating subsidiary, Control Micro Systems, Inc. (“CMS”). Intercompany balances and transactions have been eliminated in consolidation.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Estimates and assumptions include business combinations, valuation of intangibles, valuation of derivative liabilities, revenue recognition, inventory valuation, depreciable lives assessment, valuation of stock-based compensation, and the valuation allowance relating to the Company’s deferred tax assets. Actual results could differ from these estimates.

Accounts Receivable

Trade accounts receivable are recorded net of allowance for expected credit losses. The Company extends credit to its customers in the normal course of business and performs on-going credit evaluations of its customers. The allowance is based upon an estimate of expected credit losses over the life of outstanding receivables and involves an assessment of customer creditworthiness, historical payment experience, an assumption of future expected credit losses, and the age of outstanding receivables. As of December 31, 2025 and 2024, the Company’s allowance for expected credit losses was $0 and $285,486, respectively.

Inventories

Inventories consist of component parts, work in process, and finished goods that are available for sale. Inventories are valued at net realizable value, with cost determined on a first-in, first-out basis. The Company includes certain general and administrative (G&A) costs in the cost of inventory, as these costs are considered to be related to production activities. The amount of G&A costs remaining in inventory at December 31, 2025 and 2024 was $0 and $103,118, respectively. Adjustments, if required, reduce inventory to its net realizable value, reflecting estimated excess, obsolescence, or impairment balances. Factors influencing these adjustments include changes in customer demand, rapid technological changes, and merchant bankruptcy. As of December 31, 2025, and 2024, the Company recorded a provision for inventories of $503,835 and $776,638, respectively.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation.

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The Company provides for depreciation, as follows:

Description	Estimated Useful Life
Machinery and equipment	5-7 years
Sales demonstration units	7 years
Office furniture and computer equipment	3-5 years
Vehicles	2 years
Leasehold improvements	Shorter of the estimated useful life or the lease term

Expenditures for additions and improvements that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repair costs are charged to expense as incurred.

Business Combinations

The Company allocates the fair value of the purchase consideration to the tangible assets acquired, the liabilities assumed, and the separately identifiable intangible assets acquired, based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, particularly regarding intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired technology, trademarks, and trade names, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and, as a result, actual results may differ from estimates. During the measurement period, which can be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statements of operations.

Intangible Assets

The Company has certain intangible assets that were initially recorded at their fair value at the time of acquisition. The finite-lived intangible assets consist of customer relationships, trade name, and developed technology. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful life of three years.

The Company reviews all finite-lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in our consolidated statements of operations. During the year ended December 31, 2025 and 2024, the Company recognized an impairment of $3,902,378 and $932,669, respectively, related to its intangible assets.

Long-Lived Assets

The Company evaluates long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances (“triggering events”) indicate that their net book value may not be recoverable. The measurement of possible impairment is based upon the ability to recover the carrying value of the asset through the expected future undiscounted cash flows from the use of the asset and its eventual disposition. An impairment loss, equal to the difference between the asset’s fair value and its carrying value, is recognized when the estimated future undiscounted cash flows are less than its carrying amount. No impairment indicators were identified as of December 31, 2024. During the year ended December 31, 2025, the Company recognized an impairment of $236,717 related to the Company’s property, plant, and equipment.

Leases

The Company leases certain corporate office space under lease agreements. The Company determines whether a contract contains a lease at contract inception. A contract is a lease if it conveys the right to control the use of the identified asset for a period in exchange for consideration. Control is determined based on the right to obtain all of the economic benefits from use of the identified asset and the right to direct the use of the identified asset. Operating lease right-of-use assets (“ROU”) represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments. Lease liabilities are recognized at the present value of the future minimum lease payments over the lease term at the commencement date. Operating lease expense is recognized on a straight-line basis over the lease term and is included in the general and administrative line in the Company’s consolidated statements of operations.

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

In CMS for projects that are considered custom in nature and determined the obligation will be six months to a year or more, the company recognizes revenue as a percentage of completion basis. The percentage of completion method recognizes income as work on a project progresses. The recognition of revenues and profits is generally related to costs incurred in providing the services required under the project.

Revenue from contracts with customers recognized for the year ended December 31, 2025 and 2024 consists of the following:

	Year Ended December 31,
	2025	2024
Point in time	$5,987,932	$3,134,900
Over time	2,354,076	280,296
Total	$8,342,008	$3,415,196

Revenue from domestic and international customers for the year ended December 31, 2025 and 2024 consists of the following:

	Year Ended December 31,
	2025	2024
Domestic	$6,752,795	$2,309,012
International	1,589,213	1,106,184
Total	$8,342,008	$3,415,196

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

Other Revenue Recognition Matters related to Distributors

Distributors generally have no right to return unsold equipment. However, in limited circumstances, if the Company determines that distributor stock is aging beyond the Company’s new model releases, it may accept returns and provide the distributor with credit against their trading account at the Company’s discretion under its warranty policy. This revenue is recognized on a consignment basis, and transfer of control occurs when an item is sold to an end customer, at which time the Company recognizes revenue.

Contract Assets and Liabilities

Given the nature of the revenue recognition process, the Company generates contract liabilities to the extent that a customer pays on project progress before the company fulfills its performance obligations under a contract or contract assets to the extent that the Company has earned by satisfying performance obligations but has not yet billed the customer. Contract assets represent a right to receive payment in the future once certain conditions are met per the terms of the contract. Contract assets were $258,037 and $759,658 as of December 31, 2025 and 2024, respectively, and contract liabilities were $1,205,007 and $1,042,090 as of December 31, 2025 and 2024, respectively. Revenue recognized in 2025 related to the contract liability balance as of December 31, 2024 was $835,929.

Shipping and Handling

The Company classifies all amounts billed to customers for shipping and handling as a component of net sales. Shipping and handling costs are classified as a component of selling, general and administrative expenses. The Company has elected to account for shipping and handling activities that occur after a customer obtains control of a product as a fulfilment activity rather than a separate performance obligation. These costs are accrued at the time the related revenue is recognized.

Product Warranty and Support

The Company generally offers its equipment for sale with a two-year limited warranty for defects in materials and workmanship under normal use and service conditions following delivery of the equipment to our customers.

The Company also warrants the owners of our custom laser systems that are designed and manufactured in accordance with agreed-upon specifications. In resolving claims under both the defects and performance warranties, the Company may repair or replace the covered laser cleaning equipment. Our warranties are automatically transferred from the original purchaser of our laser cleaning equipment and optical components to subsequent purchasers upon delivery of our finished laser systems.

In general, the Company’s products carry a warranty against defects, depending on the product type and the terms of customer negotiations. The amount of warranty expenses incurred during the years ended December 31, 2025 and 2024 was de minimis.

Income Taxes

The Company uses an asset and liability approach for accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

Advertising

Advertising expense are expensed in the period in which they are incurred and included as a component of sales and marketing expenses. During the year ended December 31, 2025 and 2024, advertising costs were $204,761 and $206,888, respectively.

Share-Based Compensation

The Company periodically issues share-based awards to employees, non-employees, and consultants for services rendered. Stock options vest and expire according to the terms established at the grant’s issuance date. Stock grants are measured at the grant date fair value. Stock-based compensation cost is measured at fair value on the grant date and is generally recognized as an expense in the statement of operations ratably over the requisite service period or vesting period. Recognition of compensation expense for non-employees occurs in the same period and in the same manner as if the Company had paid cash for the services.

The Company values its equity awards using the Black-Scholes option-pricing model, and accounts for forfeitures when they occur. Use of the Black-Scholes option pricing model requires the input of subjective assumptions, including expected volatility, expected term, and a risk-free interest rate. The expected volatility is based on the historical volatility of the Company’s common stock, calculated utilizing a look-back period approximately equal to the contractual life of the stock option being granted. The expected life of the stock option is calculated as the mid-point between the vesting period and the contractual term (the “simplified method”). The risk-free interest rate is estimated using comparable published federal funds rates.

Research & Development Costs

Research and development costs are expensed in the period in which they are incurred.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares issued and outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of convertible notes and stock issuable upon the exercise of stock options and warrants, have been excluded from the calculation of diluted loss per share because their effect is anti-dilutive.

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock issued and outstanding during the respective periods. Basic and diluted loss per common share was the same for all periods presented because all convertible notes and stock issuable upon the exercise of stock options and warrants outstanding were anti-dilutive.

At December 31, 2025 and 2024, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2025	2024

Warrants	2,431,985	1,050,000
Total	2,431,985	1,050,000

The issuable and potentially issuable shares as summarized above. These potentially issuable common shares would have been anti-dilutive because the Company had a net loss for the period ended December 31, 2025 and 2024, as such common stock equivalents were excluded from the calculation of net loss per share.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The Company uses Level 3 inputs for its valuation methodology for the derivative liabilities as their fair values were determined by using a Binomial pricing model. The Company’s derivative liabilities are adjusted to reflect fair value at each reporting date, with any increase or decrease in the fair value being recorded in the statement of operations.

To determine the number of authorized but unissued shares available to satisfy outstanding convertible securities, the Company uses a sequencing method to prioritize its convertible securities as prescribed by ASC 815-40-35, Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40-35). At each reporting date, the Company reviews its convertible securities to determine their classification is appropriate.

Fair Value of Financial Instruments

Fair value of financial and non-financial assets and liabilities is defined as an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three-tier hierarchy for inputs used to measure fair value, which prioritizes the inputs to valuation techniques used to measure fair value, is as follows:

Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 – unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value.

A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The carrying value of the Company’s financial instruments (consisting of cash, accounts receivables, contract assets and liabilities, inventories, deferred financing costs, other current assets, accounts payable, accrued expenses, notes payable, deferred revenues, and other liabilities) is considered to be representative of their respective fair values due to the short-term nature of those instruments.

Concentrations

Cash. The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Generally, the Company’s policy is to minimize borrowing costs by immediately applying cash receipts to borrowings against its credit facility. From time to time, however, the Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the FDIC limit; such amounts in excess of the FDIC limit were $388,923 and $45,723, as of December 31, 2025 and 2024, respectively. To minimize the risk, the Company’s policy is to maintain cash balances with high quality financial institutions.

Net Revenue. During the year ended December 31, 2025, one customer accounted for 6% of net sales. During the year ended December 31, 2024, one customer accounted for 8% of net sales.

Accounts receivable. As of December 31, 2025, the Company had accounts receivable from three customers which comprised 31%, 22% and 13% of its gross accounts receivable, respectively. As of December 31, 2024, the Company had accounts receivable from two customers which comprised 17% and 14% of its gross accounts receivable, respectively.

Purchases from vendors. During the year ended December 31, 2025, one vendor accounted for approximately 7% of all purchases. During the year ended December 31, 2024, no vendor accounted for more than 10% of all purchases.

Accounts payable. As of December 31, 2025, one vendor accounted for 10% of total accounts payable. As of December 31, 2024, no vendor accounted for more than 10% of total accounts payable.

Segment Information

The Company’s Chief Executive Officer is our chief operating decision maker and evaluates performance and makes operating decisions regarding resource allocation based on financial data presented on a consolidated basis. Because our chief operating decision maker evaluates financial performance on a consolidated basis, the Company has determined that it operates as a single reportable segment, comprising the consolidated financial results of Laser Photonics Corporation.

Reclassifications

Certain prior year amounts have been reclassified to align with the current-period presentation.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (ASU) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses which includes amendments that require disclosure in the notes to financial statements of specified information about certain costs and expenses, including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. The amendments are effective for the Company’s annual periods beginning January 1, 2027, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is evaluating this ASU to determine its impact on the Company’s disclosures.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2. ACQUISITIONS

On October 30, 2024, we acquired CMS, a laser company located in Orlando, Florida, that designs and builds turnkey laser material processing systems for marking, cutting, drilling and welding. CMS allows us to expand into the pharmaceutical market for controlled-release medications that are expanding rapidly, driven by the growing need for more effective delivery systems.

The Company paid $950,000 in cash and $100,000 in common stock to the previous owner. CMS was a distressed company that was in federal bankruptcy court beginning in March 2024. Through the courts, the Company acquired CMS below the value of the assets, free and clear of prior liabilities.

The Company contracted a third-party expert to assist management in determining the fair value of certain identified intangible assets as well as the fair values of property, plant, and equipment acquired. Based on the valuations performed and management’s allocation of the purchase price to the fair value of assets acquired and liabilities assumed, the fair value of the net assets exceeded the purchase price, resulting in a gain of $3,857,999 during the year ended December 31, 2024.

Fair value of consideration:
Cash	$950,000
Common stock (100,000 shares of common stock at $1.00 per share)	100,000
Total purchase price	$1,050,000

Allocation of the consideration to the fair value of assets acquired and liabilities assumed:

Cash	$324,918
Accounts receivable	618,794
Inventories	938,335
Prepaids expenses	34,279
Property, plant and equipment	672,082
Accrued expenses	(48,206)
Deferred revenue	(100,203)
Net tangible assets	2,439,999

Intangible assets:
Developed technology	42,000
Trade name	570,000
Customer relationships	1,856,000
Net identifiable intangible assets	2,468,000
Bargain purchase gain	(3,857,999)
Purchase price of net asset acquired	$1,050,000

The following unaudited pro forma statement of operations presents the Company’s pro forma results of operations after giving effect to the purchase of CMS based on the historical financial statements of the Company and CMS. The unaudited pro forma statement of operations for the twelve months ended December 31, 2024, gives effect to the transaction as if it had occurred on January 1, 2024.

Year Ended December 31, 2024
(Proforma, unaudited)

Sales	$8,509,232
Net loss	$(3,492,199)
Net loss per share	$(0.30)

NOTE 3. ASSET ACQUISITION FROM COMMON CONTROLLED ENTITY

On March 31, 2025, ICT Investments, LLC (“ICT”), an affiliated company under common control, acquired inventories and machinery and equipment from ARCH Cutting Tools – Flushing, LLC (“ARCH”), related to their Beamer Laser Marking Systems (“Beamer”) product line, for total cash consideration of $255,824. The transaction was accounted for as an asset acquisition rather than a business combination, as the assets acquired did not meet the definition of a business. The purchase price was allocated to the acquired assets based on their relative cost, which resulted in recording of $238,054 of inventories and $17,770 of machinery and equipment, as of the date of acquisition.

The purchased assets were subsequently transferred to Fonon Quantum Technologies, Inc. (“FQTI”), an affiliate of both ICT and the Company.

On August 5, 2025, the Company entered into an Asset Purchase Agreement with FQTI, to acquire the Beamer assets. Under the terms of the Asset Purchase Agreement, the Company issued 3,000,000 restricted shares of its common stock with a fair value of $8,434,322 (valued at $2.80 per share as of the close of market on August 5, 2025), as payment for the assets acquired of $255,824, resulting in a deemed dividend of $8,835,228 for the year ended December 31, 2025.

Because the transaction was between entities under common control (ICT controls both the Company and FQTI), the acquisition was accounted for in accordance with ASC 805-50, Transactions Between Entities Under Common Control. The Company accounted for the asset purchase as if it had acquired the Beamer assets from ARCH on March 31, 2025. The Company recorded net sales and cost of goods sold of $645,578 and $106,350, respectively, representing the net sales and cost of goods sold realized by FQTI during the period March 31, 2025 through August 5, 2025. Furthermore, the sales were recognized as distributions to affiliates in the accompanying statement of stockholders’ equity (deficit). The Beamer assets are recognized at their historical carrying amounts rather than at fair value as of March 31, 2025, and no goodwill was recorded. Comparative prior-period financial statements were not restated.

Total Assets, Liabilities and Common Stock acquired for Common Control:

Assets
Inventory	$238,054
Property, plant and equipment	17,770
Stockholder Equity
Stockholder Equity (3,000,000 common shares at $2.80 per share)	(8,400,000)
Deemed Dividend for Common Control Acquisition (From Equity Consideration)	$(8,144,176)
Net sales realized by FQTI recognized as distributions to affiliates	645,578
Total Deemed Dividend Recognized in Stockholders’ Equity (Deficit)	$(8,789,754)

NOTE 4. INVENTORY

Inventory is comprised of the following:

	December 31, 2025	December 31, 2024
Equipment parts	$1,098,427	$1,731,102
Finished goods	460,676	740,046
Work in progress	193,498	644,249
Consignment	38,361	-
Total inventory, gross	1,790,962	3,115,397
Inventory reserve	(503,835)	(776,638)
Total inventory, net	$1,287,127	$2,338,759

During the year ended December 31, 2024, the Company incurred $776,638 of inventory charges related to inventory obsolescence, and $507,931 of demonstration inventory was reclassified to property, plant, and equipment. As of December 31, 2025 and 2024, the Company recorded an inventory reserve of $503,835 and $776,638, respectively.

During the year ended December 31, 2025, $70,309 of sales demonstration units was reclassified from property, plant and equipment to inventory.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	December 31, 2025	December 31, 2024
Machinery and equipment	$2,000,867	$2,502,254
Sales demonstration units	1,040,545	1,155,721
Office furniture and computer equipment	389,257	352,158
Vehicles	112,276	117,894
Leasehold improvements	268,565	257,558
Total cost	3,811,510	4,385,585
Accumulated depreciation	(2,686,316)	(2,513,551)
Property, plant and equipment, net	$1,125,194	$1,872,034

Depreciation expense for the years ended December 31, 2025, and 2024 was $423,098 and $480,880, respectively.

During the year ended December 31, 2025, $236,717 of sales demonstration units was deemed impaired and recorded as an impairment expense.

During the year ended December 31, 2024, $507,931 of sales demonstration units was reclassified from inventory to property, plant, and equipment.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2025	December 31, 2024
Intangible Assets
Equipment design documentation	$-	$1,955,787
Operational software and website	260,000	286,227
Trademarks	662,701	733,633
License and patents	-	2,482,875
Intangible assets, net	$922,701	$5,458,522

During the year ended December 31, 2024, the Company recognized intangible assets of $2,468,000 in relation to the acquisition of CMS (See Note 2), recorded an impairment expense of $932,669, and recorded amortization expense of $400,605, leaving a remaining intangible asset balance of $5,458,522 at December 31, 2024. During the year ended December 31, 2025, the Company recognized an impairment expense of $3,902,378, and recorded amortization expense of $633,442, leaving a remaining intangible asset balance of $922,701 as of December 31, 2025.

Identifiable intangibles are amortized over their estimated remaining useful lives, which are as follows:

Description	Weighted Average Useful Life (in years)
Operational software and website	10
Trademarks	10
Tradenames	Indefinite

Estimated amortization expense for the Company is as follows:

2026	$93,974
2027	93,412
2028	93,412
2029	93,412
2030 and thereafter	548,491
$922,701

NOTE 7. NOTES PAYABLE

Notes payable consist of the following at December 31, 2025:

December 31, 2025
District 2 Capital Fundor – past due	$362,500
Agile Capital Funding and Agile Lending	613,985
NPA Note Holders – in default	2,850,000
Debt discount	(21,875)
Total principal balance	3,804,610
Accrued interest (included in accrued expenses)	177,243
Total principal and accrued interest	3,981,853
Less current portion	(3,981,853)
Non-current portion	$-

District 2 Capital Fundor

On May 6, 2025, the Company issued a Promissory Note (this “Note”) in favor of District 2 Capital Fundor. The Company promises to pay to the order of District 2 Capital Fundor not later than six months from date of the Note, the principal amount of $362,500, . This Note was issued in connection with extinguishment of Holder’s outstanding warrant dated August 19, 2024 (125,000 warrants). As of December 31, 2025, the Note reflects an outstanding principal balance of $362,500 and accrued interest of $19,618 and was past due (see Note 15).

Agile Capital Funding and Agile Lending

During the year ended December 31, 2025, the Company entered into three separate business loan and security agreements (the “Term Loans”) with a lender for short-term loans to be provided by the lender, or the lender’s assignees (collectively, the “Lenders”) and mature seven months from the date the amounts are borrowed. The loans are secured by a blanket lien on the Company’s assets. The loans may be prepaid, subject to payment of a prepayment fee equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the maturity date. The Company borrowed under three short-term borrowing arrangements during the year ended December 31, 2025, borrowing a gross amount of $4,650,000, net of fees of $225,000, which was recorded as a debt discount and is being amortized over the term of the agreements. During the year ended December 31, 2025, the Company made total repayments of $4,036,015. During the year ended December 31, 2025, the Company amortized $203,125 of the debt discount to interest expense, resulting in unamortized debt discount of $21,875 as of the year then ended. As of December 31, 2025, the Company had outstanding borrowings of $613,985, and unamortized debt discount of $21,875, resulting in net balance of $592,110. The outstanding balance is to be repaid through weekly principal and interest payments of $94,500 ending February 18, 2026 (see Note 15).

Hudson Global

On August 28, 2025, the Company closed a convertible note financing with Hudson Global Ventures, LLC (“Hudson Global”). In connection with this financing, the Company entered into a Securities Purchase Agreement (the “SPA”) with Hudson Global requiring that the Company (i) issue 418,000 shares of its common stock as commitment shares (the “Commitment Shares”), (ii) issue a warrant (the “Warrant”) for 157,258 shares of the Company’s common stock at a conversion price of $4.34 per share subject to customary adjustments for fundamental corporate actions such as mergers, reverse splits and stock dividends, that is exercisable for five years or that the Company must earlier pay the Event of Default Black Scholes Value as that term is defined in the Warrant if the Company’s common stock is deemed “penny Stock” under SEC Rule 240.3a51-1, and (iii) issue a 12 month secured convertible promissory note in the principal amount of $455,000 (the “Convertible Note”) bearing annual interest of 12% to be repaid through monthly amortization payments of $45,818 and that is convertible into shares of the Company’s common stock at a fixed price of $4.34 per share, subject to customary adjustments for fundamental corporate actions such as mergers, reverse splits and stock dividends, that can be prepaid within the first 60 days from August 27, 2025, without any penalty and after 60 days from August 27, 2025, at a payment of 118% of the accrued and unpaid interest and unpaid principal of the Convertible Note. Under the terms of the SPA, Hudson Global has piggyback rights for the conversion shares underlying the Warrant and the Convertible Note, as well as for the Commitment Shares. This loan has been settled in full by refinancing with the Note Purchase Agreement dated September 12, 2025 (see NPA Note Holders below).

Under ASC Topic 470-20, Debt with Conversion and Other Options, the proceeds received in the transaction were allocated between the debt instrument and the warrants based on their relative fair values at issuance. The portion of the proceeds allocated to the warrants created a derivative liability (see Note 11), and a debt discount that was amortized to interest expense over the term of the Note. Because the warrants absorbed the entire allocable fair value, no value was assigned to the common shares issued in the transaction. The debt discount does not affect the total proceeds received but impacts the subsequent recognition of interest expense over the life of the Notes.

NPA Note Holders

On September 12, 2025, the Company entered into a Note Purchase Agreement (the “NPA”) with four holders pursuant to which it issued to such holders certain unsecured promissory notes (the “Notes”). The Notes are (i) in the total principal amount of $2,111,111 with an Original Issuance Discount (“OID”) equal to 10% that resulted in the Company receiving net proceeds of $1,129,400 following deductions for expenses, including an 8% placement agency fee and 1% non-accountable allowance paid to RBW Capital Partners LLC (“RBW”), a division of Dawson James Securities, Inc., under the terms of a Placement Agency Agreement dated September 5, 2025, between the Company and RBW, and repayment of principal and accrued and unpaid interest of $509,600 owed to Hudson Global Ventures, LLC (“Hudson Global”) under a convertible note in the principal amount of $455,000 issued under the term of a Securities Purchase Agreement dated August 27, 2025, (ii) due the earlier of three (3) months from the dates of the Notes which are all September 12, 2025, or in the event of a prior subsequent financing by the Company, the Notes at the option of the holder must be repaid in full or, if applicable, are exchangeable into the consideration in the subsequent offering, (iii) subject to a payment in the event of a default of 120% of the unpaid principal amount, accrued interest and all other amounts owing under the Notes, which amount increases by 5% every 30 days following the date of the event of default until the Notes are paid in full (the “Mandatory Default Amount”) and (iv) limited to prepayment only upon a change of control of the Company subject to payment of the Mandatory Default Amount. The Company was deemed to be in default and recorded an additional 120% of the unpaid principal amount, or $738,889. As of December 31, 2025, the loan reflects an outstanding principal balance of $2,850,000, and accrued interest of $158,175 (see Note 15).

NOTE 8. NOTE PAYABLE – RELATED PARTY

Notes payable to a related party consist of the following at December 31, 2025:

December 31, 2025
Secured note payable – related party – past due	$751,000
Accrued interest (included in accrued expenses)	111,623
Total principal and accrued interest	862,623
Less current portion	(862,623)
Non-current portion	$-

On April 3, 2025, April 16, 2025, June 20, 2025, July 8, 2025, and July 12, 2025, the Company received from ICT Investments, the owner of the majority of outstanding shares of the Company’s common stock, unsecured loans in the principal amount of $200,000, $400,000, $20,000, $101,000, and $30,000 respectively (the “ICT Loans”). Laser Photonics issued promissory notes, with interest at $20,000, $40,000, $2,000, $10,000 and $3,000, respectively, and a maturity date of May 31, 2025, June 30, 2025, August 30, 2025, September 8, 2025, and September 12, 2025, respectively. On September 12, 2025, the Company amended the promissory notes to include a default provision that upon default, the loans bear an annual interest rate of 10% and are due on demand. The unpaid principal balance of the ICT loans as of December 31, 2025, was $751,000. The unpaid interest balance as of December 31, 2025, was $111,623, which included in the balance of accrued expenses in the accompanying consolidated balance sheets as of the year then ended.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office facilities under noncancelable operating lease agreements. On July 1, 2024, the Company entered into a lease agreement for 48,481 square feet of office space in Lake Mary, Florida. The operating lease has a base monthly rent of $50,354 with an annual increase of 3% and a lease term of 10.5 years.

The Company’s operating lease liability balance was $5,016,408 as of December 31, 2024. During the year ended December 31, 2025, the Company made payments of $649,997 against its operating lease liability, resulting in a lease liability of $4,366,420 as of December 31, 2025, of which the current portion was $214,044 and the long-term portion was $4,152,375.

	Years Ended December 31,
	2025	2024
Lease Cost

Operating lease cost (of which $1,036,138 is included in general and administration and $336,858 is included in cost of sales in the Company’s statement of operations for the year ended December 31, 2025, and $297,898 is included in general and administration and $285,234 is included in cost of sales in the Company’s statement of operations for the year ended December 31, 2024)	$1,372,996	$583,132

Other Information
Weighted average remaining lease term – operating leases (in years)	9.5	10.5
Average discount rate – operating leases	10.0%	10.0%

Maturities of the Company’s operating lease liabilities are as follows as of December 31, 2025:

As of December 31, 2025

2026	$641,052
2027	660,284
2028	680,092
2029	700,495
2030	721,510
Thereafter	3,527,297
Total	6,930,730
Less: Imputed interest	(2,564,310)
Total operating lease liability	$4,366,420

Legal Proceedings

The Company is, from time to time, involved in various legal proceedings incidental to the conduct of our business. Historically, the outcome of such legal proceedings has not been material to our business, results of operations, or liquidity. There were no material pending or threatened legal proceedings as of December 31, 2025.

NOTE 10. INCOME TAXES

For the years ended December 31, 2025 and 2024, a reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Year Ended December 31,
	2025	2024
Federal tax benefit at statutory rate	$21%	$21%
State tax benefit, net of federal benefit	6%	6%
Change in valuation allowance	(27)%	(27)%
	$—	$—

As of December 31, 2025 and 2024, the following table summarizes our deferred tax asset:

	Year Ended December 31,
	2025	2024
Deferred tax asset
Net operating loss carryforwards	$6,645,000	$3,999,000
Valuation allowance	(6,645,000)	(3,999,000)
Net deferred tax asset (liability)	$—	$—

The provision for income taxes differs from the expense that would result from applying statutory rates to income before income taxes. The differences primarily result from changes in valuation allowance.

As of December 31, 2025 and 2024, the Company is in a net deferred tax asset position before valuation allowance. The future realization of the tax benefits from existing temporary differences and tax attributes ultimately depends on the existence of sufficient future taxable income. In assessing the realization of the deferred tax assets, the Company considers whether deferred tax assets will not be realized. The Company considers projected future taxable income, scheduled reversal of existing deferred tax liabilities, and tax planning strategies in making this assessment. As of December 31, 2025 and 2024, the Company has considered all available evidence, both positive and negative, and determined that it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2025 and 2024. The change in the valuation allowance for year ended December 31, 2025 was an increase of $2,619,000.

As of December 31, 2025, the Company had federal net operating loss carryforwards totaling 24,611,000, which are available to reduce the Company’s future taxes and have an unlimited carryforward period. As of December 31, 2025, the Company had state net operating loss carryforwards totaling $7,104,473.

The future realization of the net operating loss carryforwards may be limited by the change in ownership rules under Section 382 of the Internal Revenue Code (“Section 382”). Under Section 382, if a corporation undergoes an ownership change (as defined), the corporation’s ability to utilize its net operating loss carryforwards and other tax attributes to offset income may be limited. The Company has not completed a study to assess whether a change of ownership has occurred, or whether there have been multiple ownership changes since its formation. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development credit carryforward before utilization.

The Company files income tax returns in the U.S. federal tax jurisdiction and in various state and foreign jurisdictions in which it operates and is therefore subject to tax examination by various taxing authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, foreign, state and local income tax authorities for all tax years in which a loss carryforward is available. The Company is currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years. The Company has not recorded any interest or penalties on any unrecognized tax benefits as of December 31, 2025 and 2024.

The Company accounts for uncertain tax positions recognized in the consolidated financial statements following a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. As of December 31, 2025 and 2024, the Company has not identified any uncertain tax positions. The Company will recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2025, no interest or penalties have been accrued.

NOTE 11 – DERIVATIVE LIABILITY

On August 27, 2025, pursuant to the note payable with Hudson Global (see Note 7), the Company granted Hudson Global the right to convert 157,258 warrants, whereby such number may be adjusted from time to time pursuant to the terms and conditions of this Warrant. The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the conversion option should be classified as a derivative liability since it does not have an explicit limit to the number of shares to be delivered upon settlement of the conversion option. The derivative liability is remeasured to fair value at each reporting period, and the change in the fair value is recognized in earnings in the accompanying statements of operations. The Company estimated the fair value of the conversion option derivative liability using a Black-Scholes option pricing model. The fair value of the derivative liability at December 31, 2025 was $338,902.

The following tables summarize the derivative liability:

	December 31, 2025	August 27, 2025
Stock price	$2.57	$4.53
Risk free interest rate	3.55%	3.55%
Expected volatility	150%	150%
Expected life in years	4.66	5.00
Expected dividend yield	0%	0%
Number of warrants	157,258	157,258
Fair value of derivative liability	$338,902	$652,794

The following table provides a roll-forward of the derivative liability measured at fair value on a recurring basis using unobservable level 3 inputs for the period ended December 31, 2025, as follows:

Fair Value of Derivative Warrant Liability
Balance, December 31, 2024	$-
Initial recording of fair value of warrant derivative liability	652,794
Change in fair value of warrant derivative liability	(313,892)
Balance, December 31, 2025	$338,902

NOTE 12 – STOCKHOLDERS’ (DEFICIT) EQUITY

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

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2025 and 2024, there were no shares of preferred stock issued and outstanding.

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

The Company is authorized to issue a total of 100,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2025 and 2024, the Company had 22,852,723 and 14,282,395 shares of common stock issued, respectively, the Company had 22,845,345 shares and 14,257,458 shares, respectively, of common stock outstanding.

Common Shares Transactions

2025 Transactions

Common shares issued for officers’ and directors’ compensation

On November 4, 2025, the Company granted its officers and directors an aggregate of 435,000 shares of the Company’s restricted stock, with an aggregate fair value of $1,579,050, or $3.63 per share.

Common shares issued for services

During the year ended December 31, 2025, the Company issued an aggregate of 292,519 shares of common stock with a fair value of $755,900, or an average price of $2.58 per share, for service rendered.

Common shares issued for cash under Securities Purchase Agreement

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

Common shares issued under common control acquisition

On August 5, 2025, the Company issued 3,000,000 restricted shares of common stock to Fonon Quantum Technologies, Inc. as consideration for the acquisition of certain assets of Beamer Laser Marking Systems. The shares were valued at the market rate of the Company’s stock on the date of the Agreements which was $2.80, for a total amount of $8,434,322. Both companies are under common control of ICT Investments and the excess paid over the net assets of Beamer Laser Marking Systems was accounted as a deemed dividend for a total of $8,835,228.

Common shares issued for consideration of promissory note

On August 27, 2025, the Company issued 418,000 restricted shares of common to Hudson Global Ventures, LLC as additional consideration for the purchase of the secured promissory note (see Note 7).

Common Shares issued on exchange of warrants

On May 5, 2025, the Company entered into exchange agreement with Empery Asset Master LTD, Empery Tax Efficient, LP and Empery Tax Efficient III, LP, (“Holders”). Holders hold the number of Warrants to Purchase Common Stock originally issued on August 19, 2024, to Altium Growth Fund, LP (125,000 warrants), exercisable into the number of shares of Common Stock of the Company. In a modified agreement dated July 8, 2025, the Holders received in exchange to the 125,000 warrants, 107,215 shares of common stock at agreed price of $2.90. The Company updated the number of shares being issued to reflect the difference in value of the shares previously agreed at $2.90, as compared to the closing stock price of $2.53 on May 8, 2025.

On September 2, 2025, the Company entered into an agreement to exchange certain outstanding warrants issued in the August 2024 PIPE financing (the “Exchange Agreement”). These warrants, which had an exercise price of $4.34 per share, entitled holders to purchase up to an aggregate of 0.8 million shares of the Company’s common stock. In exchange for relinquishing these warrants, the warrant holders will receive unrestricted shares of the Company’s common stock equal to 400% of the number of shares of the Company’s common stock issuable upon exercise of the warrants that for all warrant holders results in an aggregate of 3.2 million unrestricted shares of the Company’s common stock. The Company also has agreed, subject to customary exceptions, for a period of 30 days starting on September 3, 2025, not to issue any shares of its common stock nor to file any registration statant or any amendment or supplement to any existing registration statement. The excess of the fair value of the shares of common stock over the fair value recalculated using Black-Scholes method at the date of the operation was considered and accounted as deemed dividend.

Common shares issued to common shares issuable (CMS)

In January 2025, 18,692 common shares with a fair value of $100,000 were issued for common shares previously recorded as issuable, related to the acquisition of CMS in 2024.

2024 Transactions

Common shares issued for officer compensation

On February 2, 2024, 17,008 Shares of Common stock with a fair value $33,336 were issued to Jade Barnwell, the former Laser Photonics CFO, under the terms of employment.

Common shares issued for License Agreement

On May 24, 2024, 3,000,000 Shares of Common stock with a fair value $6,615,000 were issued to FONON Corporation under a License Agreement.

Common shares issued for cash under Asset Purchase Agreement

On September 6, 2024, 1,500,000 shares of Common stock were issued under a PIPE Offering with Aegis Capital Corp. The Company received net proceeds of $2,652,350.

Common shares issued on cashless exercise of warrants

On September 16, 2024, 61,968 common shares were issued on the cashless exercise of a warrant held by an investor in the Company’s initial public offering in November 2022.

Common shares issued on exercise of warrants

During the year ended December 31, 2024, the Company issued 450,000 common shares on the exercise of 450,000 warrants and received net proceeds of $1,796,760.

Common shares issuable on acquisition

At December 31, 2024, 18,692 common shares with a fair value of $100,000, remained unissued to the seller of CMS (see Note 2). The common shares were issued in January 2025.

Warrants

The Company issues warrants in conjunction with its capital raise activities.

The fair value of a warrant is calculated on the grant date using the Black-Scholes option-pricing model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect as of the grant date. The expected dividend yield assumption is based on the Company’s expectation of dividend payouts and is assumed to be zero. The expected volatility is based on the historical volatility of the Company’s common stock, calculated utilizing a look-back period approximately equal to the contractual life of the stock option being granted. The expected life of the stock option is calculated as the mid-point between the vesting period and the contractual term (the “simplified method”). The fair market value of the common stock is determined by reference to the quoted market price of the common stock on the grant date.

The expected term represents the weighted-average period of time that warrants are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award.

A summary of warrants activity is presented below:

	Number of	Weighted Average
	Options	Exercise Price

Warrants outstanding at December 31, 2023	-	$-
Granted	1,500,000	4.34
Exercised	(450,000)	(4.34)
Expired or forfeited	-	-
Warrants outstanding at December 31, 2024	1,050,000	$4.34
Granted	2,556,985	3.50
Exercised	(1,175,000)	(4.34)
Expired or forfeited	-	-
Warrants outstanding at December 31, 2025	2,431,985	$3.50
Warrants exercisable at December 31, 2025	2,431,985	$3.50

Warrants issued with shares of common stock

On September 22, 2025, under that certain Purchase Agreement, the Company issued (i) series A warrants to purchase up to 1,098,902 shares of Common Stock with exercise price of $3.40 per share, are exercisable upon issuance, and expire five years following the effective date of the registration statement to be filed in connection with the Offering; and (i) series B warrants to purchase up to 1,098,902 shares of Common Stock with exercise price of 3.40 per share, are exercisable commencing on the Initial Exercise Date and expire eighteen months following the effective date of the registration statement to be filed in connection with the Offering. The Company also issued to the placement agent facilitating the Exchange Agreement or its designees warrants to purchase an aggregate of 76,923 shares of its restricted common stock that are exercisable for five years at $4.55 per share subject to customary adjustments, including for stock splits, stock dividends, rights offerings and fundamental transactions such as a merger resulting in a change of control.

On September 6, 2024, 1,500,000 warrants to purchase common stock were issued under PIPE Offering with Aegis Capital Corp.

Warrant redemption

On May 6, 2025, the Company cancelled 125,000 outstanding warrants granted to District 2 Capital Fundor in August 2024 in exchange for a $362,500 Promissory Note (see Note 7).

Warrants exchanged for common shares on a cashless basis

The Company entered into two (2) separate transactions for the exchange of warrants for shares of the Company’s common stock on a cashless basis (refer to common shares issued on exchange of warrants).

The outstanding warrants had no intrinsic value at December 31, 2025.

The exercise prices of common warrants outstanding and exercisable at December 31, 2025 are as follows:

Exercise Prices	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Weighted-Average Remaining Contractual Terms (Years)
$3.40	2,197,804	2,197,804	3.00
$4.34	157,258	157,258	4.65
$4.55	76,923	76,923	4.75
	2,431,985	2,431,985	3.16

NOTE 13. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2025 and 2024, the Company has engaged in the following transactions with our directors, executive officers, holders of more than 5% of its voting securities, and affiliates or immediately family members of its directors, executive officers, and holders of more than 5% of our voting securities, and its co-founders.

At December 31, 2025, ICT Investments, its Managing Partner Dmitriy Nikitin, and its affiliates Fonon Corporation and Fonon Technology, Inc., owns 11,373,695 shares of the Company’s common shares, or 50.7% of the Company’s shares outstanding.

On May 21, 2024, 3,000,000 Common shares were issued and transferred to Fonon Corporation in exchange for licenses for all commercial and non-commercial applications of Fonon Corp for laser cutting, marking, engraving, welding, semiconductor applications and flat panel display. The shares were valued at its fair-market value of $6,615,000 and recorded as a deemed dividend.

During the year ended December 31, 2025, and 2024, the Company paid $180,000 and $30,047, respectively, to Dmitriy Nikitin for advisory fees and allowances. During the years ending December 31, 2025, and 2024, the Company also accrued expenses of $89,165 and $92,764 to ICT Investments for advisory services, accordingly.

As discussed in Note 3, on August 5, 2025, the Company acquired the Beamer assets from FQTI. The Company issued 3,000,000 restricted shares of its common stock with a fair value of $8,400,000 (valued at $2.80 per share as of the close on August 5, 2025), as payment for the assets acquired of $255,824, resulting in a deemed dividend of $8,144,176.

For the year ended December 31, 2025, and 2024, $3,552,696 and $5,780,578, respectively, which was distributed to an affiliate party, Fonon Corporation. The majority of the distributions is related to payroll costs, certain shared facility and overhead costs that are allocated in the distribution, which amount to $2,917,843 and $5,780,578 for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, the amount distributed included the net sales realized by FQTI of $645,578 (see Note 3).

For the year ended December 31, 2025 and 2024, affiliate revenue totaled $420,089 and $47,515, respectively.

Accounts payable due to ICT investments, and its affiliates, as of December 31, 2025 and 2024 was $349,961 and $27,988 respectively.

NOTE 14 – SEGMENT INFORMATION

The Company operates and manages its business activities on a consolidated basis and operates in a single reportable and operating segment. The Company’s Chief Executive Officer, serving as the Chief Operating Decision Maker (“CODM”), oversees operations on an aggregated basis to allocate resources effectively. In assessing the Company’s financial performance, the CODM regularly reviews consolidated net income (loss). Significant expense categories are not presented, as the expense information regularly provided to the CODM is presented on the same basis as the consolidated statements of operations and comprehensive income (loss). The CODM relies on consolidated net loss as a comprehensive measure of the Company, considering all revenues and expenses, including cost of revenue, research and development expenses, general and administrative expenses and sales and marketing expenses, to assess the Company’s overall performance and inform strategic decisions on cost control, pricing and investments. Additionally, the CODM also reviews total assets to assess the Company’s financial position and resource allocation. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The Company’s long-lived assets consist primarily of property and equipment, net. As of December 31, 2025, the Company does not have material long-term assets outside the U.S.

NOTE 15 – SUBSEQUENT EVENTS

On February 2, 2026, pursuant to an employment agreement, the Company granted stock options under the Company’s 2019 Stock Incentive Plan to acquire 40,000 shares of the Company’s Common Shares to vest pro rata on the three subsequent anniversary dates of the date of grant. The Company will account and record the fair value of these stock options based upon its vesting term.

On February 9, 2026, the Company conducted a public offering of an aggregate of (i) 7,142,858 shares (the “Shares”) of the Company’s common shares, par value $0.001 per share (the “Common Stock”), at an offering price per Share and associated Warrants of $0.70, (ii) five year Series A-1 Common Stock purchase warrants (the “Series A-1 Warrants”) to purchase up to 7,142,858 shares of Common Stock at an exercise price of $0.70 per share, and (iii) twenty-four month Series A-2 Common Stock purchase warrants (the “Series A-2 Warrants”, and, collectively with the Series A-1 Warrants, the “Warrants”) to purchase up to 7,142,858 shares of Common Stock at an exercise price of $0.70 per share, for aggregate gross proceeds of $5,000,001. In connection with the closing, the Company will issue to H.C. Wainwright & Co., LLC (“Wainwright”) or its designees warrants to purchase up to an aggregate of 500,000 shares of Common Stock at an exercise price of $0.875 per share, which are exercisable immediately upon issuance and have a termination date of February 6, 2031. Additionally, in connection with a note financing conducted by the Company in September 2025, the Company will pay Wainwright a cash fee equal to $147,778 and issue to Wainwright or its designees unregistered warrants to purchase up to an aggregate of 57,058 shares of Common Stock at an exercise price of $3.2375 per share, which are exercisable immediately upon issuance and have a termination date of February 6, 2031. The net proceeds received by the Company after commissions, fees, legal expenses, and payment of the cash fee to Wainwright, were $4,121,273. The Company is in the process of determining the fair value and corresponding accounting for the equity securities granted to Wainwright as part of this public offering.

In February 2026, the Company fully repaid its notes payable, including accrued interest through February 2026, totaling $4,217,028 (see Note 7).

During February and March 2026, the Company issued 2,449,474 common shares and received proceeds of $2,026,815 on the exercise of 2,449,474 warrants.

In March 2026, the Company issued 99,738 shares of common stock for service rendered.

On April 9, 2025, the Company issued its directors an aggregate of 60,000 shares of common stock for director compensation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer (“CEO”) and Principal Financial Officer concluded as of December 31, 2025 that the Company’s disclosure controls and procedures were ineffective, due to the material weaknesses described below in the subsection titled “Management’s Annual Report on Internal Control over Financial Reporting,” which were previously identified in our Annual Report for the year ended December 31, 2024, not yet being remediated.

Inherent Limitations on Effectiveness of Controls

Management does not expect the Company’s disclosure controls or internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The Company’s controls and procedures are designed to provide reasonable assurance that control system’s objective will be met, and the CEO and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are ineffective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the principal executive officer and principal financial officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2025, the Company’s management, with the participation of its CEO and Principal Financial Officer, concluded that, as of such date, its internal controls over financial reporting were ineffective.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management concluded that the following material weaknesses existed as of December 31, 2025:

●	Continuing Weakness: System of internal controls failed to identify multiple journal entries that were identified by the external auditor
●	Continuing Weakness: Lack of formal control process related to the identification and approval of related party transactions
●	Continuing Weakness: We are not able to fully maintain segregation of duties within our financial operations due to our reliance on limited personnel in the finance function
●	Continuing Weakness: As a smaller company we lack sufficient resources to perform the internal audit function
●	Continuing Weakness: Documentation of all proper accounting procedures is not yet complete.

Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting

In order to remediate these material weaknesses, we will change certain control activities over financial reporting to include, but not be limited to, the following:

(i) enhancing our financial close and reporting process by implementing additional levels of review over manual journal entries, formalizing account reconciliation procedures, and requiring documented supervisory approval of all non-routine and significant adjustments.

(ii) adopting and enforcing a formal written policy and control framework for the identification, review, approval, and disclosure of related party transactions, including periodic related-party questionnaires and review by our Audit Committee; and

(iii) strengthening our finance and internal control environment by (a) augmenting finance personnel and reassigning responsibilities to improve segregation of duties, (b) engaging qualified third-party professionals to assist with internal audit-type procedures and ongoing monitoring where internal resources are limited, and (c) completing and maintaining comprehensive documentation of key accounting policies, procedures and internal controls, along with related training for relevant personnel.

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weaknesses are remediated as soon as possible.

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

Attached as exhibits to this Form 10-K are certifications of Laser Photonics’ CEO and Principal Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no other changes in our internal control over financial reporting that have occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

The following table sets forth information for our executive officers and directors as of February 28, 2026:

Name	Age	Position
Wayne Tupuola	66	President, Chief Executive Officer and Chairman of the Board
Carlos Sardinas[1]	43	Chief Financial Officer
Ann Tewari[2]	58	Executive Vice President of Global Operations and Strategy
Michael Lockey	52	Controller
Gennady Korotkov	68	Vice President of Operations
Igor Vodopiyanov	64	Vice President, R&D and Product Development
Arnold Bykov	89	Chief Design Engineer
Tim Miller	73	Director
Troy Parkos	54	Director
Carlos M. Gonzalez	79	Director
Qing Lu	52	Director

(1)	Carlos Sardinas resigned as Chief Financial Officer on January 8, 2026.
(2)	Ann Tewari joined as Executive Vice President of Global Operations and Strategy on February 2, 2026.

Wayne Tupuola is President, Chief Executive Officer and the Chairman of the Board. Mr. Tupuola joined an affiliate of ICT Investments as Vice President of Operations in January 2007 and joined us in November 2019. From January 2014 to May 2015, he was acting as an Industrial Consultant for Florida high tech companies. He brought experience based on 15 successful years of C-level management capacity in manufacturing operations, and more than 24 years hands-on experience in the semiconductor, aerospace, food & beverage and commercial industries, including: Sumitomo Corp, the world’s second-largest wafer manufacturer in the semiconductor sector; ON Semiconductor Corp, one of the world’s largest semiconductor component companies; and Thermo-Electron, one of the world’s leading analytical instruments, lab equipment, and industrial equipment manufacturers. From September 2015 to December 2015, he was a Director and Vice President of Operations to an affiliate of Laser Photonics and one of ICT Investment’s portfolio companies, Fonon Drone Shield Solutions, Inc. He is currently in charge of all manufacturing and day-to-day business operations of Laser Photonics. Mr. Tupuola is a graduate of the University of Phoenix with a degree in Communications. We believe that his significant management experience with manufacturing operations makes him qualified to be a member of our Board of Directors.

Ann Tewari is Executive Vice President of Global Operations and Strategy. Ms. Tawari joined the Company on February 2, 2026. Prior to joining the Company, Ms. Tewari served as VP of Operations for Comtech Communications, a leading global provider of secure wireless communications technologies, since January 2020 where she managed several departments in that company, including supply chain, warehouse and inventory control, receiving and shipping, test department, and the assembly and manufacturing engineering department. She increased the efficiency of these departments by working with the team members and implementing test automation that reduced the time of build from start to finish by over 40%. On an interim basis, she managed and worked as Program Manager along with her Operations duties and worked closely with the Army and Marine Corps and commercial customers. From June 2017 to January 2020 Ms. Tewari was DoD & Operations/Quality Chief at Pratt & Whitney, a division of United Technologies, where she oversaw and focused on the quality/improvement of the propulsion system, the after-market/MRO and engines sector for propulsion and engine group and worked closely with the U.S. Air Force and aviation customers to achieve the quality and milestones for these customers. From November 2014 to June 2017, Ms. Tewari held the position as Corporate Director of Takata (formally TK Holdings/TAKATA) Automotive and Aviation Products where she managed several plants throughout North America, Germany and Mexico and improved quality, improvement of existing product and process, data review/actions and took a systematic approach to significantly improve quality. From July 2004 to November 2014, Ms. Tewari worked in Northrop Grumman, she started as a senior Quality Manager and then was placed in charge of Operations and moved to Strategy that included long-range strategic planning of laser systems. Ms. Tewari also served as Director of Quality Engineering, Reliability and Assurance & Safety/Environment for Goodrich Corporation from 2001 to 2003. Prior to these positions, she held leadership positions in OEA Inc, that was acquired by Raytheon, Research Electro Optics that manufactured lasers and optical components, Celestica Inc. that was acquired by IBM, and Vapor Technologies where she implemented various processes and systems to increase efficiencies and improve quality control. Ms. Tewari graduated from the University of Denver with a Bachelor of Business Administration degree and received a Master of Science and Management from the University of Denver.

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

Michael Lockey joined the Company’s subsidiary, CMS Laser, on March 3, 2025, as Controller, and now serves as Controller for the Company, responsible for all aspects of interdental and external financial, including the preparation of the Company’s financial statements in accordance with GAAP, SEC, and other regulatory requirements. Mr. Lockey oversees an accounting staff of five members. From October 2023 to December 2024, Mr. Lockey was a consultant serving as a fractional controller for a number of company clients. From December 2018 to October 2023, Mr. Lockey served as Director of Management Services for American Management Services, Inc., overseeing the day-to-day operations and management of all active consulting projects, managing approximately 20 full-time consultants, and from November 2013 to December 2018 was a Senior Consultant and General Manager for American Management Services, Inc. From February 2008 to August 2013, Mr. Lockey served as Chief Financial Officer of PSL North America LLC, a manufacturer of large diameter steel pipes. From April 2006 to January 2008, Mr. Lockey was U.S. Regional Controller for Future Pipe Industries, Inc., overseeing 12 accounting staff members. From April 2005 to April 2006, Mr. Lockey was Controller for Camper City, Inc., an auto parts and supply company, and from September 2000 to April 2005 was Financial Reporting Supervisor for Winn Dixie Stores Inc., a publicly traded company on the New York Stock Exchange, for which he was directly responsible for all aspects of its internal and external financial reporting , as he is now for the Company, and in which he supervised a team of five senior staff accountants. Mr. Lockey received his Masters of Accountancy Degree from the University of North Florida, is licensed as a Certified Public Accountant and is a member of the AICPA. Mr. Lockey will serve as Principal Financial and Accounting Officer of the Company until the Company finds a new Chief Financial Officer to replace Carlos Sardinas.

Qin Lu has been a member of the Board since December 5, 2025. Since October 2022, Ms. Lu has served as Chief Financial Officer |at Addition Financial Credit Union in Orlando, Florida, a 3+ billion financial institution, in which she managed an investment portfolio of over $1 billion and directed its M&A activity. From August 2021 to August 2022, Ms. Lu was Chief Financial Officer of Farm Credit West (now AgWest Farm Credit) in| Rocklin, California, where she led the Treasury and Finance departments for this $10+ billion agricultural lending institution. From June 2016 to July 2021, Ms. Lu served as Chief Financial Officer of| Northwest Community Credit Union in| Eugene, Oregon where she oversaw a $200 million investment portfolio that included MBS, CMO, CMBS and other agency-backed securities, and from March 2014 to June 2016 served as Controller for this credit union. Between June 1997 to March 2014 Ms. Lu held the positions of investment accountant at University of Oregon Foundation, accountant at PeachHealth Medical Group, investment advisor at Edward Jones Canada and Marketing Manager at Siemens Ltd. in China. Ms. Lu received her Bachelor of Engineering, Wuhan Institute of Technology, China, MBA in International Business & Finance from Simon Fraser University in Canada and Master of Accounting from the University of Oregon. Ms. Lu is a licensed CPA (Certified Public Accountant), CTP (Certified Treasury Professional), has passed Level I and II in the CFA Program and is fluent in English, Mandarin and Cantonese and is conversational in Spanish and Japanese. Laser Photonics believes that the financial expertise and international business and language skills that Ms. Lu has will be valuable to the Company as it expands its sales both domestically and internationally.

Arnold Bykov joined us in November 2019 as Chief Design Engineer. For the last 25 years, Mr. Bykov has been working in the photonics industry, primarily with ICT Investments and affiliated companies, including being appointed Director and Chief Design Engineer of Fonon Drone Shield Solutions, Inc. from September 2015 to December 2015, where he developed laser systems for material processing and worked as a design and project engineer supervising design teams. Mr. Bykov is currently responsible for the industrial design and technological process of our laser cleaning technology. Mr. Bykov has devoted 20 years of his engineering career in the development of industrial equipment for high-tech industries. The majority of those developments were prepared for laser cutting technology related products through his work with a team of other ICT engineers during the last 15 years and directly for ICT Investments for the past five years. Mr. Bykov received a number of state awards and certificates of invention for the development of laser cutting technology. He graduated from Minsk Polytechnic University in 1966. We believe that the expertise that Arnold Bykov has in industrial design and engineering makes him a valuable resource of knowledge and qualifies him to be a member of the Board. Mr. Bykov will resign as a member of our Board of Directors at the time this registration statement is declared effective.

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

Tim Miller has since 1983 served as the founder and CEO of Control Micro Systems, Inc. (“CMS”). CMS was a pioneer in software controls development for laser machines that expanded to cover a wide range of laser-based manufacturing processes, including laser marking, cutting, drilling, and welding and designing and building complete industrial laser systems, for a global customer base. Mr. Miller had four patents granted by the USPTO in aspects of laser manufacturing. By the time of its sale for over $10 million in 2019 to 600 Group PLLC, a company that until April 2024 was listed on the AIM market of the London Stock Exchange, CMS had grown, without any third-party financing, to over 55 employees with annual revenues over $10 million operating in a 40,000 sq. ft. facility. Mr. Miller graduated from the University of Central Florida in 1978 with a BS Degree in Computer Science. Laser Photonics believes that the experience that Mr. Miller has in the laser photonics industry and the growth of CMS as well as overseeing a successful exit for CMS qualifies him to be a valuable member of the Laser Photonics Board of Directors.

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

Director Compensation

2024 and 2025 Director Compensation

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

Equity Compensation

Each non-employee director who served as a director during 2024 and 2025 received a grant of 20,000 shares of Common Stock.

Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our board of directors by our non-employee directors during the year ended December 31, 2025.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tim Miller	30,000	20,000	—	—	—	—	85,800
Troy Parkos	30,000	20,000	—	—	—	—	85,800
Carlos M. Gonzalez[1]	15,000	20,000	—	—	—	—	70,800
Qing Lu	—	—	—	—	—	—	—

(1)	Carlos M. Gonzalez requested a cap of $15,000.

During 2025, each non-employee member of the Board of Directors received an annual cash fee of $30,000. Since Qing Lu joined the Board of Directors on December 5, 2025, she will not start to receive any compensation until January 1, 2026.

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and responsibilities described below.

Audit Committee

Our audit committee is comprised of Qing Lu, Carlos M. Gonzalez, Tim Miller and Troy Parkos, each of whom our board has determined is financially literate and qualifies as an independent director under Section 5605(a)(2) and Section 5605(c)(2) of the Nasdaq rules. Ms. Lu is the chairman of our audit committee, and she qualifies as an audit committee financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

The Audit Committee discussed with management and the independent auditor the Company’s annual audited financial statements for the year ended December 31, 2025. The Audit Committee discussed with Weinberg & Company, P.A., the Company’s independent auditor for the 2025 fiscal year, matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board and the SEC. The Audit Committee received written disclosures and letters from Weinberg & Company, P.A. and discussed their independence from management and the Company. Based upon the reviews and discussions, the Audit Committee recommended to the Board of Directors that the previously mentioned audit financial statements should be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, for filing with the SEC.

Compensation Committee

Our compensation committee is comprised of Troy Parkos, Tim Miller, Qing Lu and Carlos M. Gonzalez. Our board has determined that each of Mr. Parkos, Mr. Miller Mr. Gonzalez and Ms. Lu qualifies as an independent director under Section 5605(a)(2) of the Nasdaq rules and as “non-employee director” for purposes of Section 16b-3 under the Exchange Act and does not have a material relationship with us that would affect their ability to be independent from management in connection with the duties of a compensation committee member, as described in Section 5605(d)(2) of the Nasdaq rules. Mr. Miller serves as the chairman of our compensation committee.

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is comprised of Mr. Parkos, Mr. Miller, Ms. Lu and Mr. Gonzalez. Our board has determined that each of Mr. Parkos, Mr. Miller, Ms. Lu and Mr. Gonzalez qualifies as an independent director under Section 5605(a)(2) of the Nasdaq rules. Mr. Parkos is the chairman of our nominating and corporate governance committee.

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

EXECUTIVE COMPENSATION

Compensation Philosophy

The following is a discussion and analysis of our underlying our policies and decisions with respect to the compensation of our executive officers and what we believe are the most important factors relevant to an analysis of these policies and decisions. We are currently considered a “smaller reporting company” for purposes of the SEC’s executive compensation disclosure rules. Our only “named executive officers” for 2024 and 2025 were Wayne Tupuola, Carlos Sardinas and . The compensation of our named executive officers and our other current executive officers is based on individual terms approved by our Board of Directors. This section highlights key aspects of our compensation program.

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

Use of Compensation Consultants and Market Benchmarking

For purposes of determining total compensation and the primary components of compensation for our executive officers in 2024 and 2025, we did not retain the services of a compensation consultant or use survey information or compensation data to engage in benchmarking. In the future, we expect that our compensation committee will consider publicly available compensation data for national and regional companies in the laser cleaning industry to help guide its executive compensation decisions at the time of hiring and for subsequent adjustments in compensation. Even if we retain the services of an independent compensation consultant to provide additional comparative data on executive compensation practices in our industry and to advise on our executive compensation program generally, our Board of Directors and future compensation committee will ultimately make their own decisions about these matters.

Beginning in 2026, we expect that our annual cash bonus program will be based upon the achievement of specified annual corporate and individual goals that will be established in advance by our Board of Directors or compensation committee. We expect that our annual cash bonus program will emphasize pay-for-performance and will be intended to closely align executive compensation with achievement of specified operating results as the amount will be calculated on the basis of percentage of corporate goals achieved. The performance goals established by our compensation committee are based on our business strategy and the objective of building stockholder value. We expect that there will be three steps to determine if and the extent to which an annual cash bonus is payable to a named executive officer. First, at the beginning of the year, our compensation committee will determine the target annual cash incentive award for the named executive officer based on a percentage of the officer’s annual base salary for that year. Second, the compensation committee will establish the specific performance goals, including both corporate and individual objectives, that must be met for the officer to receive the award. Third, shortly after the end of the year, the compensation committee will determine the extent to which these performance goals were met and the amount of the award. Our compensation committee works with our chief executive officer to develop corporate and individual goals that they believe can be reasonably achieved with hard work over the course of the year and will target total cash compensation, consisting of base salaries and target annual cash bonuses.

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

We account for equity compensation paid to our employees in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standard Codification (“ASC”) Topic 718, Compensation-Stock Compensation (“ASC 718”), which requires us to measure and recognize compensation expense in our financial statements for all share-based payments based on an estimate of their fair value over the service period of the award. We record cash compensation as an expense at the time the obligation is accrued.

Name and Principal Occupation	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Wayne Tupuola,	2025	225,879	-	250,000	-	-	475,879
Chief Executive Officer	2024	200,000	-	-	-	-	200,000
Carlos Sardinas	2025	215,887	-	125,000	-	-	340,887
Chief Financial Officer[1]	2024	180,000	-	-	-	-	180,000
John Armstrong,	2025	114,571	-	-	-	-	114,571
Executive Vice President	2024	170,000	-	-	-	-	170,000

(1)	Carlos Sardinas entered into an Offer Letter Agreement with the Company on April 8, 2024, and resigned as Chief Financial Officer on January 8, 2026.
(2)	John Armstrong resigned as Executive Vice President of the Company on July 25, 2025.

Summary Compensation Table

The following table reflects compensation paid or awarded to our named executive officers during the fiscal years ended December 31, 2024 and 2025.

Name and Principal Occupation	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Wayne Tupuola,	2025	225,879		250,000			475,879
Chief Executive Officer	2024	200,000					200,000
Carlos Sardinas	2025	215,887		125,000			340,887
Chief Financial Officer[1]	2024	180,000					180,000
John Armstrong,	2025	114,571					114,571
Executive Vice President	2024	170,000					170,000

(1)	Carlos Sardinas entered into an Offer Letter Agreement with the Company on April 8, 2024, and resigned as Chief Financial Officer on January 8, 2026.
(2)	John Armstrong resigned as Executive Vice President of the Company on July 25, 2025.

Grants of Plan-Based Awards

Jade Barnwell, our former CFO who resigned on December 20, 2023, received on February 27, 2024, 17,008 shares of our Common Stock under a compensation agreement.

Outstanding Equity Awards

There were no outstanding equity awards held by our named executive officers as of December 31, 2023, December 31, 2024, and December 31, 2025.

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

Our Clawback Policy is administered by our Compensation Committee, and the Compensation Committee has the authority, in accordance with the applicable laws, rules and regulations, to interpret and make determinations necessary for the administration of the Clawback Policy, and may forego recovery in certain instances, including if it determines that recovery would be impracticable.

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

Director Compensation

Under our non-employee director compensation policy adopted in November 2023, our independent directors in 2024 and 2025 were paid $30,000 in each year in cash compensation, 20,000 shares of Common Stock in 2025 and will receive in 2026 a yet to be determined number shares of restricted stock. Additionally, the Company will reimburse them for their reasonable expenses incurred in connection with attending our board of directors and committee meetings. In the future, we may also grant stock options to our independent directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 17, 2026, regarding the beneficial ownership of our Common Stock by the following persons:

●	each person or entity who, to our knowledge, owns more than 5% of our Common Stock;

●	our named executive officers;

●	each current director; and

●	all of our current executive officers and directors as a group; and

There were 32,544,703 shares of our Common Stock outstanding on March 17, 2026, Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of January 8, 2026, are deemed outstanding. These shares of Common Stock, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

Each person named in the table has sole voting and investment power and that person’s address is c/o Laser Photonics Corporation, 250 Technology Park, Lake Mary, FL 32746.

Name of Beneficial Owner[1]	No. of Shares	% of Total Shares Outstanding	% of Total Voting Power
5% or Greater Stockholders
ICT Investments, LLC[2]	4,438,695	13.6%	13.6%
Fonon Drone Shield Solutions, Inc.[2]	3,000,000	9.2%	9.2%
Fonon Technologies, Inc.[2]	935,000	2.9%	2.9%
Fonon Quantum Technologies, Inc.[2]	3,000,000	9.2%	9.2%
Named Executive Officers and Directors:
Wayne Tupuola	601,760	1.8%	1.8%
John Armstrong[3]	-	-	-
Carlos Sardinas[4]	125,000	* %	* %
Tim Miller	-	-
Troy Parkos	-	-
Carlos M. Gonzalez	-	-
All Officers and Directors as a Group	601,760	1.8%	1.8%
*Represents less than 1%

(1)	Unless otherwise indicated, the address of such individual is c/o the Company.

(2)	Dmitriy Nikitin has significant voting power for all matters that are submitted to a vote of the Company’s shareholders since he currently owns approximately 34% of the outstanding voting shares of the Company’s common stock through his ownership of all membership interests of ICT Investments which is the controlling entity of Fonon Drone Shield Solutions, Inc., Fonon Quantum Technologies and Fonon Technologies, Inc.

(3)	On July 25, 2025, John Armstrong resigned as Executive Vice President.

(4)	On January 8, 2026, Carlos Sardinas resigned as Chief Financial Officer of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, including those discussed in the sections titled “Management” and “Executive Compensation,” the following is a description of each transaction since January 1, 2024 or any currently proposed transaction in which:

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

ICT Investments provides the Company accounting services and various management services on an as needed basis. For the three months ended September 30, pursuant to an arrangement with ICT Investments, the Company had not paid these services but had recorded payables for $39,903 for accounting services, and $70,460 for other services. Any distribution between Laser Photonics and ICT must be distributed to an affiliate company. The Company owes $72,196 for services to Fonon Technologies, Inc.

ICT Investments currently owns approximately 14% of the outstanding shares of our Common Stock, Fonon Drone Shield Solutions, Inc., an affiliate of ICT Investments, currently owns approximately 3% of the outstanding shares of our Common Stock, Fonon Quantum Technologies owns approximately 9% of the outstanding shares of our Common Stock and Fonon Technologies owns approximately 9% of the outstanding shares of our Common Stock and collectively are our majority stockholders. Dmitriy Nikitin has significant voting power for all matters that are submitted to a vote of the Company’s shareholders since he currently owns approximately 34% of the outstanding voting shares of the Company’s common stock through his ownership of all membership interests of ICT Investments which is the controlling entity of Fonon Drone Shield Solutions, Inc., Fonon Quantum Technologies and Fonon Technologies, Inc.

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

During the year ended December 31, 2025, the Company recorded total revenue of $420,089 from its affiliate, Fonon Technologies, Inc. The revenue recognition has been realized according to ASC 606.

On March 31, 2025, ICT Investments, LLC (“ICT”), an affiliated company under common control, acquired inventories and machinery and equipment from ARCH Cutting Tools – Flushing, LLC (“ARCH”), related to their Beamer Laser Marking Systems (“Beamer”) product line, for total cash consideration of $255,824. The transaction was accounted for as an asset acquisition rather than a business combination, as the assets acquired did not meet the definition of a business. The purchase price was allocated to the acquired assets based on their relative cost, which resulted in recording of $238,054 of inventories and $17,770 of machinery and equipment, as of the date of acquisition. The purchased assets were subsequently transferred to Fonon Quantum Technologies, Inc. (“FQTI”), an affiliate of both ICT and the Company.

On August 5, 2025, the Company entered into an Asset Purchase Agreement with FQTI, to acquire the Beamer assets. Under the terms of the Asset Purchase Agreement, the Company issued 3,000,000 restricted shares of its common stock with a fair value of $8,400,000 (valued at $2.80 per share as of the close of market on August 5, 2025), as payment for the assets acquired of $255,824, resulting in a deemed dividend of $8,144,176 for the year ended December 31, 2025. The Company recorded net sales and cost of goods sold of $645,578 and $106,350, respectively, representing the net sales and cost of goods sold realized by FQTI during the period March 31, 2025 through August 5, 2025. Furthermore, the sales were recognized as distributions to affiliates in the accompanying statement of stockholders’ equity (deficit).

Because the transaction was between entities under common control (ICT controls both the Company and FQTI), the acquisition was accounted for in accordance with ASC Topic 805-50, “Transactions Between Entities Under Common Control”. The Company accounted for the asset purchase as if it had acquired the Beamer assets from ARCH on March 31, 2025. The Company recorded net sales and cost of goods sold of $645,758 and $106,350, respectively, representing the net sales and cost of goods sold realized by FQTI during the period March 31, 2025 through August 5, 2025. The Beamer assets are recognized at their historical carrying amounts rather than at fair value as of March 31, 2025, and no goodwill was recorded. Comparative prior-period financial statements were not restated.

Total Assets, Liabilities and Common Stock acquired for Common Control:

Assets
Inventory	$238,054
Property, plant and equipment	17,770
Stockholder Equity
Stockholder Equity (3,000,000 common shares at $2.80 per share)	(8,400,000)
Deemed Dividend for Common Control Acquisition	$(8,144,176)

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is M&K CPAS PLLC and predecessor Fruci & Associates,

The following is the breakdown of aggregate fees for the last two fiscal years.

	Year Ending December 31,
	2025	2024
Audit Fees	$143,870	$105,076
Audit Related Fees
Tax Fees
All Other Fees
Total	$143,870	$105,076

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

Laser Photonics, Corporation December 31, 2025 and 2024 Audited Financial Statements

Report of Independent Registered Accounting Firm Balance Sheet

Consolidated Statement of Operations

Consolidated Balance Sheets

Consolidated Statement of Stockholders’ Equity

Consolidated Statement of Cash Flows

Notes to Financial Statements

Exhibits.

See the Exhibit Index immediately following the signature page to this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Laser Photonics Corporation

April 20, 2026	By:	/s/ Wayne Tupuola
	Name:	Wayne Tupuola
	Title:	President and Chief Executive Officer (Principal Executive Officer)

April 20, 2026	By:	/s/ Michael Lockey
	Name:	Michael Lockey
	Title:	Controller
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1+	Certificate of Incorporation of the Registrant

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.2 in the Registrant’s Form 10-K/A filed September 12, 2024).

3.3+	Bylaws of the Registrant

4.1+	Specimen Stock Certificate evidencing the shares of Common Stock

10.1*+	Laser Photonics Corporation 2019 Stock Incentive Plan

10.2+	Sublease Agreement dated December 1, 2019 between Laser Photonics Corporation and ICT Investments, LLC

10.3	Exclusive License Agreement dated January 1, 2020 between Laser Photonics Corporation and ICT Investments, LLC (Incorporated by reference to Exhibit 10.3 in the Registrant’s Form 10-K/A filed September 12, 2024).

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 in the Registrant’s Form 10-K filed March 26, 2021)

19.1	Insider Trading Policy

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

97.1	Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 in the Registrant’s Form 10-K filed April 19, 2024)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.INS	Instance Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan

+ Incorporated by reference to the Company’s Form 10 filed with the Securities and Exchange Commission on April 30, 2020

-Oxley Act of 2002 and is not being filed as a separate disclosure document.

