Form 10-Q
period 2026-03-31
Laser Photonics Corp
filed 2026-06-11
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-41515

Laser Photonics Corporation

(Exact name of registrant as specified in its charter)

Delaware	84-3628771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Technology Park Lake Mary, FL	32746
(Address of Principal Executive Offices)	Zip Code

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

As of May 14, 2026, the registrant had 38,319,788 shares of common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LASER PHOTONICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2026 (Unaudited)	As of December 31, 2025 (Audited)
ASSETS
Current Assets
Cash	$1,627,600	$650,339
Accounts receivable, net of allowance for expected credit losses of $43,799 and $0, respectively	1,108,881	547,848
Contract assets	64,009	258,037
Inventories, net of reserves of $503,835 and $503,835, respectively	1,244,836	1,287,127
Deferred financing costs	-	125,000
Prepaid and other current assets	484,770	120,825
Total Current Assets	4,530,096	2,989,176

Property, plant, and equipment, net	1,130,853	1,125,194
Intangible assets, net	898,637	922,701
Operating lease right-of-use asset	4,043,611	4,110,531
Other long-term assets	302,000	302,000
Total Assets	$10,905,197	$9,449,602

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,507,992	$1,595,333
Accounts payable – related parties	336,427	349,461
Accrued expenses	627,832	918,328
Deferred revenue	1,342,536	1,157,128
Contract liabilities	2,874,427	1,205,007
Notes payable – ($0 and $3,212,500 past due, respectively)	1,472,232	3,804,610
Notes payable – related party	-	751,000
Lease liability, current	228,956	214,044
Derivative liability	124,516	338,902
Total Current Liabilities	8,514,918	10,333,813

Lease liability – non-current	4,090,602	4,152,375
Total Liabilities	12,605,520	14,486,188

Commitments and Contingencies

Stockholders’ Deficit
Preferred shares par value $0.001: 10,000,000 shares authorized, no shares were issued and outstanding at March 31, 2026 and December 31, 2025, respectively	-	-
Common shares par Value $0.001: 100,000,000 shares authorized; 32,604,703 and 22,852,753 issued, and 32,597,325 and 22,845,345 outstanding, at March 31, 2026 and December 31, 2025, respectively	32,605	22,853
Additional paid-in capital	26,433,718	20,160,923
Accumulated deficit	(28,156,643)	(25,210,359)
Treasury shares (7,378 and 7,378 shares, respectively)	(10,003)	(10,003)

Total Stockholders’ Deficit	(1,700,323)	(5,036,586)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,905,197	$9,449,602

See accompanying notes to condensed consolidated financial statements.

LASER PHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2026 (Unaudited)	March 31, 2025 (Unaudited)

Net sales	$915,553	$2,290,282
Cost of sales	1,304,004	1,389,791

Gross (Loss) Profit	(388,451)	900,491

Operating expenses:
Sales and marketing	621,454	674,582
General and administrative	1,638,833	1,634,965
Research and development costs	127,081	163,469
Total Operating Expenses	2,387,368	2,473,016

Operating Loss	(2,775,819)	(1,572,525)

Other income (expenses):
Interest expenses, net	(384,851)	(99,000)
Change in fair value of derivative liability	214,386	-
Other income (expenses)	-	(9,198)
Total other expense	(170,465)	(108,198)
Net Loss	$(2,946,284)	$(1,680,723)

Deemed dividend on warrant inducement offer	(1,512,480)	-
Loss Attributed to Common Shareholders	$(4,458,764)	$(1,680,723)

Loss per share - basic and diluted before deemed dividend	$(0.11)	$(0.12)
Loss per share (attributable to common shareholders)	$(0.16)	$(0.12)
Weighted average shares outstanding – basic and diluted	27,346,370	14,271,581

See accompanying notes to condensed consolidated financial statements.

LASER PHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2026 (Unaudited)	March 31, 2025 (Unaudited)

OPERATING ACTIVITIES
Net Loss	$(2,946,284)	$(1,680,723)
Adjustments to Reconcile Net Loss to Net Cash Flow from Operating Activities:
Change in allowance for credit losses	43,799	10,651
Shares issued for directors’ compensation	59,460	-
Shares issued for services	75,000	-
Distribution to affiliate	-	(1,683,865)
Depreciation and amortization	116,379	237,011
Debt discount amortization	41,289	-
Financing costs as additional note principal on default	105,411	-
Change in fair value of derivative liability	(214,386)	-
Right-of-use assets	66,920	66,920
Change in operating assets and liabilities:
Accounts receivable	(604,832)	58,800
Contract assets	194,028	120,550
Inventories	42,291	322,167
Prepaids and other current assets	(363,945)	(213,247)
Deferred financing costs	125,000	-
Lease liability	(46,861)	(46,861)
Accounts payable	(100,375)	732,922
Contract liabilities	1,669,420	295,873
Accrued expenses	(290,496)	207,475
Deferred revenue	185,408	415,107
Net cash used in operating activities	(1,842,774)	(1,157,220)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(97,974)	(22,560)
Net cash used in investing activities	(97,974)	(22,560)

FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants, net of offering costs	4,121,272	-
Proceeds from warrant exercises	753,091	-
Proceeds from warrant inducement exercise, net of offering costs	1,273,724	-
Repayment of notes payable	(4,070,828)	-
Repayment of notes payable- related party	(751,000)	-
Proceeds from notes payable, net	1,591,750	825,000
Net cash provided by financing activities	2,918,009	825,000
Increase (decrease) in cash	977,261	(354,780)
Cash - Beginning of Period	650,339	533,871
Cash - End of Period	$1,627,600	$179,091
NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for investment	-	$100,000
Inventory transferred to property, plant, and equipment	$-	$14,833
Deemed dividend on warrant inducement offering	$1,512,480	$-

SUPPLEMENTARY CASH FLOW INFORMATION
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$289,416	$-

See accompanying notes to condensed consolidated financial statements.

LASER PHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Three months ended March 31, 2026
	Preferred Stock		Common Stock		Shares to be issued		Treasury		Accumulated		Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	APIC	Deficit		Equity
Balance, December 31, 2025 (Audited)	-	-	22,845,345	$22,853	-		$(10,003)	$20,160,923	$(25,210,359)		$(5,036,586)

Net loss for the three months ended March 31, 2026			-	-	-	-	-	-	(2,946,284)		(2,946,284)

Public offering of common stock and issuance of equity-classified warrants, net			7,142,858	7,143	-	-	-	4,114,129	-		4,121,272

Issuance of common stock upon exercise of warrants			1,075,844	1,076	-	-	-	752,015	-		753,091

Issuance of common stock and warrants from warrant inducement offering, net			1,373,630	1,374	-	-	-	2,784,830	-		2,786,204

Deemed dividend on warrant inducement offering			-	-	-	-	-	(1,512,480)	-		(1,512,480)

Common shares issued for services			99,648	99	-	-	-	74,901			75,000

Common shares issued for directors’ compensation			60,000	60	-	-	-	59,400			59,460

Balance, March 31, 2026 (Unaudited)	-	-	32,597,325	$32,605	-	-	$(10,003)	$26,433,718	$(28,156,643)	-	$(1,700,323)

	Three months ended March 31, 2025
	Preferred Stock		Common Stock		Shares to be issued.		Treasury	Additional Paid-in		Accumulated Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount (Deficit)	Stock (Deficit)	Capital (Deficit)	Accumulated Gain	loss (Deficit)	Stockholders’ Equity
	#	$	#	$	#	$	$	$	$	$	$
As at December 31, 2024 (Audited)	-	-	14,257,458	14,257	-	100,000	(33,810)	17,886,159	(7,754,313)	-	10,212,293

Net loss	-	-	-	-	-	-	-	-	(1,680,723)	-	(1,680,723)

Shares issued for investment	-	-	18,692	19		(100,000)	-	99,981	-	-	-

Distributions to affiliate	-	-	-	-	-	-	-	(1,683,865)	-	-	(1,683,865)

As at March 31, 2025 (Unaudited)	-	-	14,276,150	14,276	-	-	(33,810)	16,302,275	(9,435,036)	-	6,847,705

See accompanying notes to condensed consolidated financial statements

LASER PHOTONICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION

Laser Photonics Corporation (the “Company”) was formed under the laws of Wyoming on November 8, 2019, and changed its domicile to Delaware on March 5, 2020. The Company, located in central Florida, is a vertically integrated manufacturing company for photonics-based industrial products and solutions, primarily disruptive laser cleaning technologies.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses which includes amendments that require disclosure in the notes to financial statements of specified information about certain costs and expenses, including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. The amendments are effective for the Company’s annual periods beginning January 1, 2027, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is evaluating this ASU to determine its impact on the Company’s disclosures.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Going Concern

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. In accordance with FASB Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2025, included an explanatory paragraph regarding there being substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

The Company has incurred recurring operating losses and experienced negative operating cash flows. For the three months ended March 31, 2026, the Company reported a net loss of $2,946,284 and net cash used in operating activities of $1,842,774. As of March 31, 2026 and December 31, 2025, the Company had negative working capital of approximately $4.0 million and $7.3 million, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued.

The improvement in working capital during the quarter was primarily attributable to financing activities completed during the period, including a February 2026 public offering, warrant exercises, and repayment of outstanding obligations.   The Company’s ability to continue as a going concern depends on its ability to raise additional debt or equity capital to fund its business activities and ultimately achieve sustainable operating revenues and profitability. The Company has financed its working capital requirements through borrowing from various sources and the sale of its equity securities.

Management’s plans to address these conditions include continued capital raising initiatives, including warrant exercise and inducement transactions completed subsequent to quarter-end that generated approximately $3.6 million of net proceeds in April 2026, active management of working capital, reduction of discretionary expenditures, and initiatives intended to increase equipment sales and improve operating cash flows. While management believes these actions may improve liquidity and support ongoing operations, there can be no assurance that such plans will be successfully implemented or that sufficient financing will be available on acceptable terms, as market conditions present uncertainty regarding the Company’s ability to secure additional funds.

Accordingly, management concluded that substantial doubt regarding the Company’s ability to continue as a going concern continues to exist.

The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements and accompanying notes of Laser Photonics Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the financial statements of the Company’s wholly owned operating subsidiary, Control Micro Systems, Inc. (“CMS”). Intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements and accompanying notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the financial statements, notes and significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2025.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & USE OF ESTIMATES.

ASC-280 Segment Reporting

The Company operates as a single reportable segment, as determined by the chief operating decision maker, who evaluates financial performance on a consolidated basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Estimates and assumptions include valuation of financial instruments, valuation of intangibles, stock-based compensation, revenue recognition, inventory valuation, depreciable lives, and deferred tax valuation allowances. Actual results could differ from these estimates.

Accounts Receivable

Trade accounts receivable are recorded net of allowance for expected credit losses. The Company extends credit to its customers in the normal course of business and performs on-going credit evaluations of its customers. The allowance is based upon an estimate of expected credit losses over the life of outstanding receivables and involves an assessment of customer creditworthiness, historical payment experience, an assumption of future expected credit losses, and the age of outstanding receivables. As of March 31, 2026 and December 31, 2025, the Company’s allowance for expected credit losses was $43,799 and $0, respectively.

Inventories

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

Finished goods inventory - Finished goods inventory consists of inventory that is complete and ready for commercial application without further cost other than delivery and setup. Finished goods inventory includes items that have been purchased in finished form as well as units that have been fully manufactured or assembled by the Company through its production process. Finished goods inventory includes demo and other equipment, lasers, software, machines, parts or assemblies..

Consignment inventory – Consignment inventory held at third-party locations is included in inventories on the accompanying balance sheets and is stated at the lower of cost or net realizable value. The Company retains title to consignment inventory until the inventory is sold to an end customer.

On March 31, 2026, and December 31, 2025, respectively, our inventories consisted of the following:

	As of March 31,	As of December 31,
	2026	2025
	(Unaudited)	(Audited)
Equipment parts	$1,141,032	$1,098,427
Finished goods	416,496	460,676
Work in process	152,782	193,498
Consignment inventory	38,361	38,361
Inventory reserve	(503,835)	(503,835)
Total inventory, net	$1,244,836	$1,287,127

Property, Plant, and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the results of operations for the respective period.

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. Depreciation expense for the periods ended March 31, 2026 and 2025 was $92,315 and $129,390, respectively. The estimated useful lives for significant property and equipment categories are as follows:

Category	Economic Useful Life
Machinery and equipment	5-7 years
Sales demonstration units	7 years
Office furniture and computer equipment	3-5 years
Vehicles	2 years
Leasehold improvements	Shorter of the estimated useful life or the lease term

Property, plant and equipment are comprised of the following:

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Machinery and equipment	$1,990,867	$2,000,867
Sales demonstration units	1,040,545	1,040,545
Office furniture and computer equipment	389,257	389,257
Vehicles	122,276	112,276
Leasehold improvements	366,539	268,565
Total cost	3,909,484	3,811,510
Accumulated depreciation	(2,778,631)	(2,686,316)
Property, plant and equipment, net	$1,130,853	$1,125,194

Long-Lived Assets

Long-lived assets, other than goodwill and indefinite-lived assets, are reviewed for impairment whenever events or changes in circumstances (“triggering events”) indicate that their carrying value may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. An impairment loss, equal to the difference between the asset’s fair value and its carrying value, is recognized when the estimated future undiscounted cash flows are less than its carrying amount. No impairment indicators were identified as of March 31, 2026 and 2025.

Intangible Assets

The Company has certain intangible assets that were initially recorded at their fair value at the time of acquisition. The finite-lived intangible assets consist of trademarks and operational software and website. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful life of ten years.

The Company reviews all finite-lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in our consolidated statements of operations. During the three-month periods ended March 31, 2026 and 2025, no indicators of impairment were identified and no impairment was recorded, related to the Company’s intangible assets. Amortization expenses for the period ended March 31, 2026 and 2025 amounted to $24,064 and $107,621, respectively.

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

Management evaluates warrants under ASC 815, Derivatives and Hedging, including ASC 815-40 applicable to contracts in an entity’s own equity.

Revenue Recognition

Under ASC Topic 606, Revenue from Contracts with Customers, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Revenue is then recognized for the transaction price allocated to each respective performance obligation when (or as) the performance obligation is satisfied. For our products, revenue is generally recognized upon shipment or pickup by the customer. At this stage, the title on the manufactured equipment is transferred to the customer, and the customer is responsible for transportation expenses, insurance, and any transport-related damage to the equipment in transit. We do not have any obligation to deliver beyond the collection warehouse, and it is the customers’ contractual responsibility to ensure their goods reach their destination. Revenue is recognized when control transfers in accordance with contractual terms.

For certain CMS projects that are customized in nature and expected to extend beyond six months, the Company recognizes revenue over time using a percentage-of-completion method. Under this method, revenue is recognized based on progress toward completion, which is generally measured based on costs incurred relative to total estimated project costs.

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

Deferred revenue primarily consists of customer deposits received for orders not yet initiated or for advance billing arrangements not yet recognized under ASC 606. Contract liabilities primarily represent billings and cash collections related to performance obligations for which revenue recognition criteria have not yet been satisfied. Management evaluates balances each reporting period to ensure classification remains appropriate.

Contract Assets and Liabilities

Given the nature of the revenue recognition process, the Company generates contract liabilities (to the extent that a customer pays on project progress before the Company fulfills its performance obligations under a contract) or contract assets (to the extent that the Company has earned by satisfying performance obligations but has not yet billed the customer). Contract assets represent a right to receive payment in the future once certain conditions are met per the terms of the contract. The balance of contract assets and liabilities as of March 31, 2026 were $64,009 and $2,874,427, respectively, and as of December 31, 2025 were $258,037 and $1,205,007, respectively.   Revenue recognized for the three months ended March 31, 2026 and 2025 related to the contract liability balance as of December 31, 2025 and 2024 was $220,672 and $437,444, respectively.

Other Revenue Recognition Matters related to Distributors.

Distributors generally have no right to return unsold equipment. However, in limited circumstances, if the Company determines that distributor stock is commercially obsolete beyond the Company’s new model releases, it may accept returns and provide the distributor with credit against their trading account at the Company’s discretion under its warranty policy. This revenue is recognized on a consignment basis and transfer of control is when an item is sold to end customer at which time the Company recognizes revenue, except where contractual terms require transfer upon end-customer sale.

Share Based Compensation

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

Derivatives and Liability-Classified Instruments

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

Lease

The Company leases certain corporate office space under lease agreements. The Company determines whether a contract contains a lease at contract inception. A contract is a lease if it conveys the right to control the use of the identified asset for a period in exchange for consideration. Control is determined based on the right to obtain all of the economic benefits from use of the identified asset and the right to direct the use of the identified asset. Operating lease right-of-use assets (“ROU”) represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments. Lease liabilities are recognized at the present value of the future minimum lease payments over the lease term at the commencement date. Operating lease expense is recognized on a straight-line basis over the lease term and is included in the general and administrative line in the Company’s consolidated statements of operations. The Company’s operating lease arrangements did not materially change during the three months ended March 31, 2026. Accordingly, the disclosures required under ASC 842 should be read in conjunction with the lease disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Income Taxes

The Company accounts for income taxes using the asset and liability method and establishes a valuation allowance when it is more likely than not that deferred tax assets will not be realized. The Company did not recognize an income tax benefit for the three months ended March 31, 2026 or March 31, 2025. Net operating losses generated during the three months ended March 31, 2026 resulted in a material increase in the gross deferred tax asset and corresponding valuation allowance from December 31, 2025. Following reassessment of all available evidence, management concluded that a full valuation allowance remains appropriate as of March 31, 2026. The effective tax rate was 0% for both periods presented.

Earnings (Loss)Per Share

Basic earnings (loss) per share is calculated by dividing the earnings (loss) attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted earnings (loss) per share is computed by dividing the earnings (loss) available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. For the three months ended March 31, 2026, the Company excluded outstanding warrants to purchase shares of common stock from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. No such potentially dilutive securities were outstanding during the three months ended March 31, 2025.

Reclassifications

Certain prior period amounts have been reclassified to align with the current-period presentation.

NOTE 3 – ASSET ACQUISITION FROM COMMON CONTROLLED ENTITY

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

On August 5, 2025, the Company acquired inventories and machinery and equipment associated with the Beamer Laser Marking Systems product line from FQTI.

Because the transaction was between entities under common control, the acquisition was accounted for in accordance with ASC 805-50, Transactions Between Entities Under Common Control. The acquired assets are recognized at their historical carrying amounts rather than at fair value, and no goodwill was recorded. The results of operations attributable to the acquired Beamer assets are included in the Company’s consolidated results for the three months ended March 31, 2026. Comparative prior-period financial statements were not restated.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
District 2 Capital Fundor (past due at 12/31/25)	$-	$362,500
Agile Capital Funding and Agile Lending	1,541,567	613,985
NPA Note Holders (in default at 12/31/25)	-	2,850,000
Debt discount	(69,335)	(21,875)
Total notes payable, net of debt discount	$1,472,232	$3,804,610

District 2 Capital Fundor

On May 6, 2025, the Company issued a Promissory Note (the “District 2 Note”) in favor of District 2 Capital Fundor. The Company promises to pay to the order of District 2 Capital Fundor not later than six months from date of the Note, the principal amount of $362,500. This Note was issued in connection with extinguishment of Holder’s outstanding warrant dated August 19, 2024 (125,000 warrants). As of December 31, 2025, the Note had an outstanding principal balance of $362,500 and accrued interest of $19,618 and was past due. The District 2 Note and accrued interest were paid off during the three months ended March 31, 2026.

Agile Capital Funding and Agile Lending

During the year ended December 31, 2025, the Company entered into three separate business loan and security agreements (the “2025 Term Loans”) with a lender for short-term loans to be provided by the lender, or the lender’s assignees (collectively, the “Lenders”) and mature seven months from the date the amounts are borrowed. The loans are secured by a blanket lien on the Company’s assets. The loans may be prepaid, subject to payment of a prepayment fee equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the maturity date. The Company borrowed under three short-term borrowing arrangements during the year ended December 31, 2025, borrowing a gross amount of $4,650,000, net of fees of $225,000, which was recorded as a debt discount and is being amortized over the term of the agreements. During the year ended December 31, 2025, the Company made total repayments of $4,036,015. During the year ended December 31, 2025, the Company amortized $203,125 of the debt discount to interest expense, resulting in unamortized debt discount of $21,875 as of the year then ended. As of December 31, 2025, the Company had outstanding borrowings of $613,985, and unamortized debt discount of $21,875, resulting in net balance of $592,110. The 2025 Term Loans and accrued interest were paid off during the three months ended March 31, 2026.

On February 22, 2026, the Company entered into a separate business loan and security agreement (the “2026 Term Loan”) with the same lender as the 2025 Term Loans for an additional short-term borrowing. The 2026 Term Loan, together with any assignments thereof, is provided by the lender and its assignees (collectively, the “Lenders”) and matures thirty-two weeks from the date the amounts are borrowed. The loans are secured by a blanket lien on the Company’s assets. The loans may be prepaid, subject to a prepayment fee equal to the aggregate amount of interest that would otherwise be payable through the maturity date at the contractual interest rate. During the three-month period ended March 31, 2026, the Company borrowed an aggregate gross amount of $1,775,000 under three short-term borrowing arrangements and incurred an administrative agent fee of $88,750, which was paid at closing from the proceeds of the 2026 Term Loan and recorded as a debt discount. During the three-month period ended March 31, 2026, the Company made total repayments of $233,433. As of March 31, 2026, the Company had outstanding borrowings of $1,541,567, and unamortized debt discount of $69,335, resulting in a net balance of $1,472,232.

NPA Note Holders

On September 12, 2025, the Company entered into a Note Purchase Agreement (the “NPA”) with four holders pursuant to which it issued to such holders certain unsecured promissory notes (the “Notes”). The Notes are (i) in the total principal amount of $2,111,111 with an Original Issuance Discount (“OID”) equal to 10% that resulted in the Company receiving net proceeds of $1,129,400 following deductions for expenses, including an 8% placement agency fee and 1% non-accountable allowance paid to RBW Capital Partners LLC (“RBW”), a division of Dawson James Securities, Inc., under the terms of a Placement Agency Agreement dated September 5, 2025, between the Company and RBW, and repayment of principal and accrued and unpaid interest of $509,600 owed to Hudson Global Ventures, LLC (“Hudson Global”) under a convertible note in the principal amount of $455,000 issued under the term of a Securities Purchase Agreement dated August 27, 2025, (ii) due the earlier of three (3) months from the dates of the Notes which are all September 12, 2025, or in the event of a prior subsequent financing by the Company, the Notes at the option of the holder must be repaid in full or, if applicable, are exchangeable into the consideration in the subsequent offering, (iii) subject to a payment in the event of a default of 120% of the unpaid principal amount, accrued interest and all other amounts owing under the Notes, which amount increases by 5% every 30 days following the date of the event of default until the Notes are paid in full (the “Mandatory Default Amount”) and (iv) limited to prepayment only upon a change of control of the Company subject to payment of the Mandatory Default Amount. The Company was deemed to be in default and recorded an additional 120% of the unpaid principal amount, or $738,889. As of December 31, 2025, the loan reflects an outstanding principal balance of $2,850,000, and accrued interest of $158,175.

During the three months ended March 31, 2026, the Company satisfied and extinguished the NPA obligations in full. Settlement payments included repayment of outstanding principal of $2,850,000, accrued interest of $158,175, and other contractual amounts. The Company evaluated the extinguishment under ASC 470-50, Debt — Modifications and Extinguishments, and determined that the settlement amounts did not exceed the carrying value of the obligations as recorded at December 31, 2025. Accordingly, no gain or loss on extinguishment was recognized in the condensed consolidated statement of operations. During the three months ended March 31, 2026, the Company amortized $41,289 of deferred financing costs to interest expense related to the remaining debt obligations.

Notes payable – related party

On April 3, 2025, April 16, 2025, June 20, 2025, July 8, 2025, and July 12, 2025, the Company received from ICT Investments, the owner of the majority of outstanding shares of the Company’s common stock, unsecured loans in the principal amount of $200,000, $400,000, $20,000, $101,000, and $30,000 respectively (the “ICT Loans”). Laser Photonics issued promissory notes, with interest at $20,000, $40,000, $2,000, $10,000 and $3,000, respectively, and a maturity date of May 31, 2025, June 30, 2025, August 30, 2025, September 8, 2025, and September 12, 2025, respectively. On September 12, 2025, the Company amended the promissory notes to include a default provision that upon default, the loans bear an annual interest rate of 10% and are due on demand. The unpaid principal balance of the ICT loans as of December 31, 2025, was $751,000. The unpaid interest balance as of December 31, 2025, was $111,623, which included in the balance of accrued expenses in the accompanying consolidated balance sheets as of the year then ended. These promissory notes and accrued interest were paid off during the three months ended March 31, 2026.

NOTE 5 – DERIVATIVE LIABILITY

On August 27, 2025, pursuant to the NPA (see Note 4), the Company granted Hudson Global the right to convert 157,258 warrants, whereby such number may be adjusted from time to time pursuant to the terms and conditions of this Warrant. The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the conversion option should be classified as a derivative liability since it does not have an explicit limit to the number of shares to be delivered upon settlement of the conversion option. The derivative liability is remeasured to fair value at each reporting period, and the change in the fair value is recognized in earnings in the accompanying statements of operations. The Company estimated the fair value of the conversion option derivative liability using a Black-Scholes option pricing model. The fair value of the derivative liability as of March 31, 2026 was $124,516 and as of December 31, 2025 was $338,902.

During the three months ended March 31, 2026, the Company recognized a gain from changes in fair value of derivative liabilities of $214,386.

The following tables summarize the derivative liability:

	March 31, 2026	December 31, 2025
Stock price	$0.96	$2.57
Risk free interest rate	3.55%	3.55%
Expected volatility	150%	150%
Expected life in years	4.41	4.66
Expected dividend yield	0%	0%
Number of warrants	157,258	157,258
Fair value of derivative liability	$124,516	$338,902

The following table summarizes activity related to derivative liabilities for the three months ended March 31, 2026:

Description	Amount
(Unaudited)
Fair value of derivative liabilities at December 31, 2025	$338,902
Change in fair value of derivative liabilities	(214,386)
Fair value of derivative liabilities at March 31, 2026	$124,516

NOTE 6 – STOCKHOLDERS’ DEFICIT

General

The following description of the Company’s capital stock and certain provisions of its amended and restated certificate of incorporation and amended and restated bylaws are summaries and are qualified in their entirety by reference to such documents, copies of which have been previously filed with the Securities and Exchange Commission. The summary below should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Preferred Stock

●	Par value: $0.001
●	Authorized: 10,000,000 shares
●	Issued: There were no preferred shares issued and outstanding as of March 31, 2026 and December 31, 2025

Common Stock

●	Par value: $0.001
●	Authorized: 100,000,000 shares
●	Issued: 32,604,703 and 22,852,723 as of March 31, 2026 and December 31, 2025, respectively
●	Outstanding: 32,597,325 and 22,845,345 as of March 31, 2026 and December 31, 2025, respectively

Common shares transactions

February 2026 public offering

On February 9, 2026, the Company completed a public offering of 7,142,858 shares of common stock together with Series A-1 warrants to purchase 7,142,858 shares and Series A-2 warrants to purchase 7,142,858 shares of common stock, each at an exercise price of $0.70 per share. In connection with the offering, the Company also issued to the placement agent warrants to purchase an aggregate of 557,058 shares of common stock with a five-year term at exercise prices of $0.875 and $3.2375 per share, with an aggregate fair value of $381,374. Gross proceeds from the offering were $5,000,001. The Company received net proceeds of approximately $4,121,272 after deducting placement agent fees, commissions, and other offering-related expenses totaling $878,728.

The Company evaluated the Series A-1, A-2, and placement agent warrants under ASC 815, Derivatives and Hedging, including ASC 815-40 related to contracts in an entity’s own equity, and concluded that such warrants qualify for equity classification. Accordingly, the fair value assigned to the warrants was recorded within stockholders’ equity at issuance and is not subsequently remeasured through earnings. Offering costs and selling concessions associated with the offering were recorded as reductions of additional paid-in capital.

Common stock issued upon exercise of warrants

During the three months ended March 31, 2026, holders exercised an aggregate of 1,075,844 previously issued Series A-1 and Series A-2 warrants associated with the Company’s February 2026 public offering at an exercise price of $0.70 per share, resulting in the issuance of 1,075,844 shares of common stock and aggregate proceeds of $753,091. Because such warrants were classified within stockholders’ equity, no gain or loss was recognized upon exercise and the Company recorded the issuance of common stock and the related additional paid-in capital.

Warrant Inducement Offering

On March 15, 2026, the Company entered into inducement agreements with certain holders of existing warrants originally issued in September 2025 at an exercise price of $3.40 per share (collectively, the “Existing Warrants”), pursuant to which such holders agreed to exercise an aggregate of 1,373,630 Existing Warrants at a reduced exercise price of $1.08 per share, resulting in gross proceeds of $1,483,520. The Company received net proceeds of $1,273,724 after deducting placement agent fees, legal expenses, and other transaction costs of $209,796, which were recorded as reductions of additional paid-in capital.

In connection with the inducement transactions, the Company issued to the exercising holders (i) Series A-3 Common Stock purchase warrants to purchase an aggregate of 1,373,630 shares of Common Stock at an exercise price of $1.08 per share, with a term of five years, and (ii) Series A-4 Common Stock purchase warrants to purchase an aggregate of 1,373,630 shares of Common Stock at an exercise price of $1.08 per share, with a term of eighteen months (collectively, the “New Warrants”). The Company also issued to the placement agent warrants to purchase an aggregate of 96,154 shares of Common Stock at an exercise price of $1.35 per share, with a five-year term.

The Company evaluated the New Warrants and placement agent warrants under ASC 815, Derivatives and Hedging, including ASC 815-40 related to contracts in an entity’s own equity, and concluded that such warrants qualify for equity classification. Accordingly, the fair value of the New Warrants was recorded within stockholders’ equity at issuance and will not be subsequently remeasured through earnings. The fair value of the New Warrants of $2,439,159 was recognized within stockholders’ equity.

The Existing Warrants exercised in connection with the inducement were previously classified within stockholders’ equity. Accordingly, no gain or loss was recognized upon exercise. The deemed dividend of $1,512,480 represents the excess of the fair value of the consideration received by the exercising holders — consisting of the Series A-3 and A-4 warrants with an aggregate fair value of $2,439,159 — over the fair value of the Existing Warrants surrendered of $926,679, measured at the inducement date in accordance with ASC 260-10-45.

Shares issued upon exercise of warrants

During the three months ended March 31, 2026, the Company received aggregate proceeds of $753,091 from the exercise of 1,075,844 warrants into an equal number of shares of common stock at an exercise price of $0.70 per share.

Shares issued for services

On February 24, 2026, 88,235 shares of common stock with an aggregate fair value of $75,000 were issued to iHub Inc. d/b/a The Market Link under an investor relations services agreement.

On March 13, 2026, the Company issued 11,413 shares of common stock to Hudson Global Ventures LLC pursuant to anti-dilution provisions contained in a consulting agreement dated July 8, 2025.

Shares issued for directors’ compensation

On March 26, 2026, the Company granted 60,000 shares of restricted common stock to directors with an aggregate grant-date fair value of $59,460, or $0.99 per share, as compensation for services.

A summary of equity-classified warrants activity for the three months ended March 31, 2026 is presented below:

	Number of Options	Weighted Average Exercise Price Range

Warrants outstanding at December 31, 2025	2,274,727	$3.50 to $5.03
Granted	17,686,188	$0.70 to $3.24
Exercised	(2,449,474)	$0.70 to $3.40
Expired or forfeited	-	-
Warrants outstanding at March 31, 2026	17,511,441	$3.50
Warrants exercisable at March 31, 2026	2,431,985	$0.70 to $5.03

The outstanding equity-classified warrants had intrinsic value of approximately $4,025,000 at March 31, 2026.

Options

Pursuant to an employment agreement entered into in January 2026, the Company agreed to grant an employee up to 40,000 stock options under the Company’s 2019 Stock Incentive Plan, subject to Board approval and vesting conditions. As of the date of this report, the stock option grant had not yet been approved by the Board of Directors and, accordingly, no stock-based compensation expense was recognized related to the arrangement.

NOTE 7 – RELATED PARTY TRANSACTIONS

At March 31, 2026, ICT Investments (“ICT”), its Managing Partner Dmitriy Nikitin, and its affiliates Fonon Corporation and Fonon Technology, Inc., owns 11,373,695 shares of the Company’s common shares, or 34.89 % of the Company’s shares outstanding.

ICT Investments provides the Company accounting services and various management services on an as needed basis. During the three months ended March 31, 2026, and 2025, the Company incurred approximately $17,880 and $17,880, respectively, to ICT for accounting services.

During the three months ended March 31, 2026 and 2025, the Company paid $45,000 and $45,000, respectively, to Dmitriy Nikitin, Managing Partner of ICT Investments, for strategic advisory and business development services. Management believes the fees paid are reasonable and substantially consistent with rates that would be paid to unaffiliated third parties for comparable services. Related-party transactions are conducted on terms management believes are no less favorable to the Company than those available from unaffiliated parties.

For the three months ended March 31, 2026, and 2025, affiliate revenue totaled $0 and $420,089, respectively. Affiliate revenue is included within net sales in the accompanying condensed consolidated statements of operations

Accounts payable due to ICT, and its affiliates, as of March 31, 2026, and December 31, 2025 were $336,427 and $349,461 respectively.

During the three months ended March 31, 2026, the Company repaid the outstanding principal and accrued interest owed to ICT Investments, an entity controlled by the holder of a majority of the Company’s outstanding common stock. As of March 31, 2026, the only remaining amount payable to ICT Investments related to these borrowings was approximately $50,615 of unpaid default fees, which are included in accrued expenses in the condensed consolidated balance sheet.

NOTE 8 – SUBSEQUENT EVENTS

On April 28, 2026, the Company entered into additional warrant exercise inducement agreements with certain holders of warrants originally issued in connection with the Company’s February 2026 public offering. Pursuant to these agreements, holders exercised existing warrants to purchase an aggregate of 5,715,085 shares of common stock at an exercise price of $0.70 per share, resulting in aggregate gross proceeds of approximately $4.0 million. In connection with the exercises, the Company issued unregistered Series A-5 warrants to purchase up to 4,742,860 shares of common stock and unregistered Series A-6 warrants to purchase up to 6,687,310 shares of common stock, each with an exercise price of $0.975 per share. The Company received net proceeds of approximately $3.6 million after placement agent fees and offering-related expenses.

On May 7, 2026, the Company entered into an agreement for Chief Financial Officer support services. In connection with this arrangement, Roman Franklin was appointed to serve as the Company’s Principal Financial Officer. The Company previously disclosed the appointment in its Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2026.

On May 21, 2026, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) due to the delayed filing of this Quarterly Report. The notice has no immediate effect on the listing or trading of the Company’s common stock on Nasdaq. As of the filing date of this Quarterly Report, the Company believes it has regained compliance with the Listing Rule.

Between June 1st, 2026 and the filing date, holders of the Company’s outstanding warrants exercised Series A-1 and A-2 warrants to acquire 5,613,586 shares of the Company’s common stock. Of these exercises, approximately 274,726 warrants were exercised for cash, resulting in aggregate proceeds to the Company of approximately $296,704. In addition, 6,550,778 warrants were exercised pursuant to the cashless exercise provisions of the applicable warrant agreements, resulting in the issuance of approximately 5,338,860 shares of common stock. No cash proceeds were received from the cashless exercises.

Management evaluated subsequent events through June 11, 2026, the date these condensed consolidated financial statements were issued.

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

In 2025, we expanded our product portfolio through the acquisition of Beamer Laser Marking Systems, formerly the laser capital equipment division of ARCH Cutting Tools. Beamer’s IR fiber and CO₂ laser marking systems significantly expand our product offering into high-value industrial marking applications such as serialization, UID marking, medical devices, aerospace traceability, automotive components, and firearms compliance. The Beamer acquisition also provides an established customer base and IP portfolio. The Company has integrated the Beamer assets into its operations and is actively fulfilling orders for both existing and new customers. The revenue contribution from Beamer is expected to increase meaningfully beginning in the third quarter of 2026 and beyond as the Company scales production and expands its customer pipeline in the industrial marking and traceability markets.

Our principal executive offices are located at 250 Technology Park, Lake Mary FL, 32746, and our telephone number is (407) 804 1000. Our website address is www.laserphotonics.com. The Company’s annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), and other information related to the Company, are available, free of charge, on that website as soon as we electronically file those documents with, or otherwise furnish them to, the SEC. The Company’s website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Quarterly Report on Form 10-Q.

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

Nasdaq Listing Compliance. On May 21, 2026, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating non-compliance with Nasdaq Listing Rule 5250(c)(1) due to the delayed filing of this Quarterly Report. The notice has no immediate effect on the listing or trading of the Company’s common stock. As of the filing date of this Quarterly Report, the Company believes it has regained compliance with the Listing Rule.

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

General and administrative expenses. General and administrative expenses consist primarily of salaries and personnel-related costs, professional fees, insurance, SEC filing and compliance costs, public company expenses, and corporate overhead.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of personnel-related costs, advertising and promotional activities, customer acquisition efforts, travel, and commercial support functions..

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

Results of Operations

Revenue. Net sales for the three months ended March 31, 2026 were $915,553, compared to $2,290,282 for the three months ended March 31, 2025, representing a decrease of $1,374,729, or 60%. The decrease was primarily attributable to (i) lower equipment deliveries during the current period, and (ii) timing of customer purchasing decisions, project execution schedules, and revenue recognition milestones. Revenue may fluctuate from period to period based on customer purchasing cycles, project timing, equipment delivery schedules, and product mix.

Cost of Sales / Gross Profit (Loss). Cost of sales for the three months ended March 31, 2026 was $1,304,004, compared to $1,389,791 for the three months ended March 31, 2025, representing a decrease of $85,787, or 6.2%. Despite the reduction in cost of sales, the significant decline in net sales resulted in a gross loss of $388,451 for the three months ended March 31, 2026, reflecting a negative gross margin of 42.4%, compared to gross profit of $900,491 and a gross margin of 39.3% for the three months ended March 31, 2025. The deterioration in gross margin was primarily attributable to lower revenue volume and the resulting inability to absorb fixed manufacturing overhead and production costs, reduced production throughput, and changes in product mix during the current period. Gross margins may fluctuate from period to period depending on sales volume, manufacturing utilization, customer mix, and timing of product deliveries..

Sales and Marketing. Sales and marketing expenses for the three months ended March 31, 2026 were $621,454, compared to $674,582 for the three months ended March 31, 2025, representing a decrease of $53,128, or 7.9%. Sales and marketing expenses consist primarily of personnel-related costs, advertising, promotional activities, customer acquisition efforts, travel, and commercial support functions. The decrease reflects lower discretionary marketing and travel expenditures during the period, consistent with the Company’s ongoing focus on cost management.

General and Administrative. General and administrative expenses for the three months ended March 31, 2026 were $1,638,833, compared to $1,634,965 for the three months ended March 31, 2025, remaining substantially consistent with the prior-year period.

Research and Development Costs. Research and development expense for the three months ended March 31, 2026 was $127,081, compared to $163,469 for the three months ended March 31, 2025, representing a decrease of $36,388, or 22.3%. Research and development activities remain focused on enhancing existing laser cleaning technologies and equipment and developing new products, systems, and applications. The Company expects research and development expenditures to fluctuate based on project timing, product development priorities, and resource allocation.

Operating Loss. Operating loss for the three months ended March 31, 2026 was $2,775,819, compared to $1,572,525 for the three months ended March 31, 2025, representing an increase of $1,203,294, or 76.5%. The increase in operating loss was primarily attributable to lower revenue and the resulting gross loss during the current period, combined with a significant increase in general and administrative expenses driven by financing-related transaction costs and expanded public company operating costs, partially offset by modest decreases in sales and marketing and research and development costs.

Interest Expenses, Net. Interest expenses, net for the three months ended March 31, 2026 were $384,851, compared to $99,000 for the three months ended March 31, 2025. The increase reflects interest accrued on the Company’s outstanding debt obligations during the quarter, including notes payable and related party borrowings outstanding during the period.

Change in Fair Value of Derivative Liability The change in fair value of derivative liability resulted in a gain of $214,386 for the three months ended March 31, 2026, compared to $nil for the three months ended March 31, 2025. The gain reflects a decrease in the estimated fair value of the Company’s derivative liability associated with the Hudson financing arrangement, driven by changes in the underlying valuation inputs during the quarter.

Total Other Expense. Total other expense for the three months ended March 31, 2026 was $170,465, compared to $108,198 for the three months ended March 31, 2025, representing an increase of $62,267, or 57.5%. Other expense during the current period consisted of net interest expense of $384,851 on the Company’s outstanding debt obligations, partially offset by a gain of $214,386 recognized from the change in fair value of the Company’s remaining derivative liability associated with the Hudson financing arrangement. The increase compared to the prior-year period was primarily attributable to higher interest expense resulting from the Company’s increased borrowing activity during the quarter, partially offset by the derivative fair value gain.

Net Loss. Net loss for the three months ended March 31, 2026 was $2,946,284, or $(0.11) per basic and diluted share and $(0.16) per share attributable to common shareholders after deducting the deemed dividend of $1,512,480, compared to net loss of $1,680,723, or $(0.12) per basic and diluted share, for the three months ended March 31, 2025, representing an increase of $1,265,561, or 75%. The increase in net loss was primarily attributable to lower revenues, negative gross margin performance, and higher interest expense incurred in connection with the Company’s outstanding debt obligations during the quarter, partially offset by the gain recognized from the change in fair value of the derivative liability.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided and (and used in) operating, investing, and financing activities for the three-month periods ended on March 31, 2026, and March 31, 2025.

	Three Months Ended March 31
	2026	2025
Net cash used in operating activities	$(1,842,774)	$(1,157,220)
Net cash used in investing activities	(97,974)	(22,560)
Net cash provided by financing activities	2,918,009	825,000
Net cash increase (decrease) for period	977,261	(354,780)
Cash at the beginning of period	650,339	533,871
Cash at end of period	$1,627,600	$179,091

As of March 31, 2026, the Company had cash of $1,627,600, total current assets of $4,530,096, and total current liabilities of $8,514,918. The Company’s working capital deficit was $3,984,822, compared with a working capital deficit of $7,344,637 as of December 31, 2025. The improvement in working capital was primarily attributable to financing transactions completed during the quarter and subsequent debt reduction activities.

Operating Activities

Net cash used in operating activities was $1,842,774 for the three months ended March 31, 2026, compared with $1,157,220 for the three months ended March 31, 2025. Operating cash outflows during the current period were primarily driven by the Company’s net loss of $2,946,284, partially offset by non-cash items including depreciation and amortization, stock-based compensation expense, amortization of deferred financing costs, changes in fair value of derivative liabilities, and changes in operating assets and liabilities. Working capital changes included movements in accounts receivable, inventories, contract liabilities, deferred revenue, and accounts payable.

Investing Activities

Net cash used in investing activities was $97,974 for the three months ended March 31, 2026, compared with $22,560 for the three months ended March 31, 2025. Investing activity during the current period primarily consisted of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $2,918,009 for the three months ended March 31, 2026, compared with $825,000 for the three months ended March 31, 2025.

Financing activity during the current period was primarily attributable to proceeds from the Company’s February 2026 public offering, proceeds received from warrant exercises and warrant inducement transactions, and borrowings under financing arrangements. These inflows were partially offset by offering and transaction costs, repayments of outstanding debt obligations, and repayments of related-party borrowings. Financing transactions completed during the quarter strengthened liquidity and contributed to the improvement in working capital during the period.

The Company continues to require additional liquidity to support operations, strategic initiatives, and working capital requirements. Management expects to continue evaluating debt and equity financing alternatives to support future operations and growth objectives. While management believes additional actions are available to improve liquidity, there can be no assurance that financing will be available on acceptable terms, or at all.

Off-Balance Sheet Arrangements

As of March 31, 2026, the Company did not maintain any material off-balance sheet arrangements, including obligations under guarantee contracts, retained or contingent interests in transferred assets, obligations under certain derivative instruments, or obligations arising from variable interest entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934 and is not required to provide the information required by this Item. Notwithstanding this exemption, the Company provides the following disclosure.

Interest Rate Risk

The Company’s debt obligations primarily bear fixed interest rates and management does not believe changes in market interest rates had a material impact on the Company’s financial position, results of operations, or cash flows during the three months ended March 31, 2026.

Derivative Instruments and Foreign Currency Risk

The Company has outstanding warrants that were evaluated under ASC 815-40. With the exception of the warrant issued to Hudson Global Ventures, LLC, which is classified as a derivative liability and carried at fair value of $124,516 as of March 31, 2026, all remaining outstanding warrants are classified as equity instruments and are not accounted for as derivative liabilities.

We do not currently have any sales or own assets and operate facilities in countries outside the United States and, consequently, we are not affected by foreign currency fluctuations or exchange rate changes. Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations. as of March 31, 2026.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).

Management concluded that disclosure controls and procedures were not effective as of March 31, 2026, due to the material weaknesses in internal control over financial reporting described below, which were previously identified and disclosed in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2025 and 2024, and which have not yet been fully remediated.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2025 and 2024, management identified the following material weaknesses in internal control over financial reporting, each of which remained unremediated as of March 31, 2026:

●	Continuing Weakness: The system of internal controls failed to identify multiple journal entries that were identified by the external auditor.
●	Continuing Weakness: Lack of a formal control process related to the identification and approval of related party transactions.

●	Continuing Weakness: The Company is not able to fully maintain segregation of duties within its financial operations due to its reliance on limited personnel in the finance function.
●	Continuing Weakness: As a smaller company, the Company lacks sufficient resources to perform the internal audit function.
●	Continuing Weakness: Documentation of all proper accounting procedures is not yet complete.

Remediation Activities

Management continued to implement remediation activities during the quarter ended March 31, 2026 intended to address the material weaknesses described above, including: (i) enhancing financial close and reporting processes by implementing additional levels of review over manual journal entries, formalizing account reconciliation procedures, and requiring documented supervisory approval of all non-routine and significant adjustments; (ii) adopting and enforcing a formal written policy and control framework for the identification, review, approval, and disclosure of related party transactions, including periodic related-party questionnaires and review by the Audit Committee; and (iii) strengthening the finance and internal control environment by augmenting finance personnel and reassigning responsibilities to improve segregation of duties, engaging qualified third-party professionals to assist with internal audit-type procedures and ongoing monitoring where internal resources are limited, and completing and maintaining comprehensive documentation of key accounting policies, procedures, and internal controls. Management will continue to monitor the effectiveness of these remediation efforts.

Notwithstanding the material weaknesses described above, management performed additional review and validation procedures, including expanded technical accounting review and executive-level review of significant financing and equity transactions, and concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the financial condition, results of operations, and cash flows of the Company in conformity with U.S. GAAP.

Changes in Internal Controls over Financial Reporting

Except for remediation activities associated with the previously identified material weaknesses described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not involved in any legal proceedings, including routine litigation arising in the normal course of business that we believe will have a material adverse effect on our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2026, the Company issued Series A-3 and Series A-4 warrants in connection with a warrant inducement transaction. The issuance was conducted in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer

101*	Inline XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Laser Photonics Corporation

Date: June 11, 2026	By:	/s/ Wayne Tupuola
President and Chief Executive Officer (Principal Executive Officer)

Date: June 11, 2026	By	/s/ Roman Franklin
Chief Financial Officer
(Principal Financial Officer)

Date: June 11, 2026	By:	/s/ Michael Lockey
Controller
(Principal Accounting Officer)

