Form 10-Q
period 2026-06-30
Laser Photonics Corp
filed 2026-08-14
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

or

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

As of August 14, 2026, the registrant had 50,177,716 shares of common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LASER PHOTONICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
ASSETS
Current Assets
Cash	$2,156,631	$650,339
Accounts receivable, net of allowance for expected credit losses of $2,240 and $0, respectively	508,109	547,848
Contract assets	84,384	258,037
Inventories, net of reserves of $562,170 and $503,835, respectively	1,179,167	1,287,127
Deferred financing costs	-	125,000
Prepaid and other current assets	672,568	120,825
Total Current Assets	4,600,859	2,989,176

Property, plant, and equipment, net	1,035,591	1,125,194
Intangible assets, net	874,073	922,701
Operating lease right-of-use asset	3,766,913	4,110,531
Other long-term assets	302,000	302,000
Total Assets	$10,579,436	$9,449,602

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,766,700	$1,595,333
Accounts payable – related parties	301,150	349,461
Accrued expenses	993,323	918,328
Deferred revenue	645,399	1,157,128
Contract liabilities	2,667,283	1,205,007
Notes payable – ($0 and $3,212,500 past due, respectively)	862,993	3,804,610
Notes payable – related party	-	751,000
Lease liability, current	249,122	214,044
Derivative liability	222,709	338,902
Total Current Liabilities	7,708,679	10,333,813

Lease liability – non-current	3,782,310	4,152,375
Total Liabilities	11,490,989	14,486,188

Commitments and Contingencies

Stockholders’ Deficit
Preferred shares par value $0.001: 10,000,000 shares authorized, no shares were issued and outstanding at June 30, 2026, and December 31, 2025, respectively	-	-
Common shares par Value $0.001: 100,000,000 shares authorized; 47,641,766 and 22,852,753 issued, and 47,634,388 and 22,845,345 outstanding, at June 30, 2026, and December 31, 2025, respectively	47,649	22,853
Additional paid-in capital	30,485,881	20,160,923
Accumulated deficit	(31,435,080)	(25,210,359)
Treasury shares (7,378 and 7,378 shares, respectively)	(10,003)	(10,003)

Total Stockholders’ Deficit	(911,553)	(5,036,586)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,579,436	$9,449,602

See accompanying notes to condensed consolidated financial statements.

LASER PHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026 (Unaudited)	June 30, 2025 (Unaudited)	June 30, 2026 (Unaudited)	June 30, 2025 (Unaudited)

Net sales	$1,806,305	$2,598,975	$2,721,858	$4,889,257
Cost of sales	1,653,832	1,496,304	2,957,836	2,886,096

Gross (Loss) Profit	152,473	1,102,671	(235,978)	2,003,161

Operating expenses:
Sales and marketing	817,609	338,025	1,439,063	1,012,606
General and administrative	1,504,154	1,542,841	3,142,987	3,177,805
Research and development costs	219,006	184,494	346,087	347,963
Total Operating Expenses	2,540,769	2,065,359	4,928,137	4,538,374

Operating Loss	(2,388,296)	(962,688)	(5,164,115)	(2,535,213)

Other income (expenses):
Interest expenses, net	(434,789)	(811,214)	(819,640)	(919,412)
Change in fair value of derivative liability	(98,193)	-	116,193	-
Registration payment arrangement expense	(357,160)	-	(357,160)	-
Total other expense	(890,142)	(811,214)	(1,060,607)	(919,412)
Net Loss	$(3,278,437)	$(1,773,902)	$(6,224,721)	$(3,454,625)

Loss per share - basic and diluted	$(0.08)	$(0.12)	$(0.19)	$(0.24)
Weighted average shares outstanding – basic and diluted	39,341,651	14,276,150	33,398,188	14,273,878

See accompanying notes to condensed consolidated financial statements.

LASER PHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2026 (Unaudited)	June 30, 2025 (Unaudited)

OPERATING ACTIVITIES
Net Loss	$(6,224,721)	$(3,454,625)
Adjustments to Reconcile Net Loss to Net Cash Flow from Operating Activities:
Change in allowance for credit losses	2,240	7,655
Shares issued for directors’ compensation	59,460	-
Shares issued for services	75,000	-
Distribution to affiliate	-	(2,420,701)
Depreciation and amortization	236,705	576,134
Debt discount amortization	77,344	71,008
Financing costs as additional note principal on default	105,411	-
Change in fair value of derivative liability	(116,193)	-
Right-of-use assets	343,618	40,118
Change in operating assets and liabilities:
Accounts receivable	37,499	88,429
Contract assets	173,653	102,555
Inventories	107,960	847,289
Prepaids and other current assets	(551,743)	(197,553)
Deferred financing costs	125,000	-
Lease liability	(334,987)
Accounts payable	123,056	1,051,545
Contract liabilities	1,462,276	535,327
Accrued expenses	74,495	295,625
Deferred revenue	(511,729)	264,490
Net cash used in operating activities	(4,735,656)	(2,192,704)

INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(97,974)	(22,560)
Net cash used in investing activities	(97,974)	(22,560)

FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants, net of offering costs	4,121,272	-
Proceeds from warrant exercises	1,250,728	-
Proceeds from warrant inducement exercise, net of offering costs	4,843,294	-
Repayment of notes payable	(4,716,122)	(1,410,085)
Repayment of notes payable- related party	(751,000)	-
Proceeds of notes payable- related party	-	620,000
Proceeds from notes payable, net	1,591,750	2,550,000
Net cash provided by financing activities	6,339,922	1,759,915
Increase (decrease) in cash	1,506,292	(455,349)
Cash - Beginning of Period	650,339	533,871
Cash - End of Period	$2,156,631	$78,522
NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for investment	$-	$100,000
Inventory transferred to property, plant, and equipment	$-	$14,833
Common stock issued on cashless (net-share) warrant exercises	$200,933	$-

SUPPLEMENTARY CASH FLOW INFORMATION
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$1,052,692	$-

See accompanying notes to condensed consolidated financial statements.

LASER PHOTONICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Six months ended June 30, 2026
	Preferred Stock		Common Stock		Shares to be issued		Treasury		Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	APIC	Deficit	Deficit
Balance, December 31, 2025 (Audited)	-	-	22,845,345	$22,853	-		$(10,003)	$20,160,923	$(25,210,359)	$(5,036,586)

Net loss for the six months ended June 30, 2026			-	-	-	-	-	-	(6,224,721)	(6,224,721)

Public offering of common stock and issuance of equity-classified warrants, net – February 2026			7,142,858	7,143	-	-	-	4,114,129	-	4,121,272

Issuance of common stock upon exercise of warrants – March 2026			1,075,844	1,076	-	-	-	752,015	-	753,091

Issuance of common stock and warrants from warrant inducement offering, net of issuance costs – March 2026			1,373,630	1,374	-	-	-	1,272,350	-	1,273,724

Common shares issued for services – February and March 2026			99,648	99	-	-	-	74,901		75,000

Common shares issued for directors’ compensation – March 2026			60,000	60	-	-	-	59,400		59,460

Issuance of common stock and warrants from warrant inducement offering, net of issuance costs – April 2026			5,715,085	5,715	-	-	-	3,563,856	-	3,569,571

Issuance of common stock upon exercise of warrants – June 2026			9,329,356	9,329	-	-	-	488,307	-	497,636

Balance, June 30, 2026 (Unaudited)	-	-	47,641,766	$47,649	-	-	$(10,003)	$30,485,881	$(31,435,080)	$(911,553)

	Six months ended June 30, 2025
	Preferred Stock		Common Stock		Shares to be issued.		Treasury	Additional Paid-in		Accumulated Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount (Deficit)	Stock (Deficit)	Capital (Deficit)	Accumulated Gain	loss (Deficit)	Stockholders’ Equity
	#	$	#	$	#	$	$	$	$	$	$
As at December 31, 2024 (Audited)	-	-	14,257,458	14,257	-	100,000	(33,810)	17,886,159	(7,754,313)	-	10,212,293

Net loss	-	-	-	-	-	-	-	-	(3,454,625)	-	(3,454,625)

Shares issued for investment	-	-	18,692	19		(100,000)	-	99,981	-	-	-

Distributions to affiliate	-	-	-	-	-	-	-	(2,420,701)	-	-	(2,420,701)

Balance June 30, 2025 (Unaudited)	-	-	14,276,150	14,276	-	-	(33,810)	15,565,439	(11,208,938)	-	4,336,967

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

Recent Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides an optional practical expedient permitting an entity, when estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, to assume that conditions as of the balance sheet date remain unchanged over the remaining life of the assets. ASU 2025-05 is effective for interim and annual periods beginning after December 15, 2025 and is applied prospectively. The Company elected the practical expedient effective January 1, 2026. Its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

The Company has incurred recurring operating losses and experienced negative operating cash flows. For the six months ended June 30, 2026, the Company reported a net loss of $6,224,721 and net cash used in operating activities of $4,735,656, or approximately $0.8 million per month. As of June 30, 2026, and December 31, 2025, the Company had negative working capital of approximately $3.1 million and $7.3 million, respectively. Management expects that the Company will require additional financing to fund operations, debt service, and planned expenditures over the next twelve months, and there can be no assurance that such financing will be available on acceptable terms, or at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued.

The improvement in working capital during the quarter was primarily attributable to financing activities completed during the period, including a February 2026 public offering, warrant induced exercises, and repayment of outstanding obligations. The Company’s ability to continue as a going concern depends on its ability to raise additional debt or equity capital to fund its business activities and ultimately achieve sustainable operating revenues and profitability. The Company has financed its working capital requirements through borrowing from various sources and the sale of its equity securities.

Management’s plans to address these conditions include continued capital-raising initiatives, including warrant exercises and inducement transactions completed subsequent to quarter-end that generated approximately $2.2 million of net proceeds in July 2026; active management of working capital; reduction of discretionary expenditures; and initiatives intended to increase equipment sales and improve operating cash flows. While management believes these actions may improve liquidity and support ongoing operations, there can be no assurance that such plans will be successfully implemented or that sufficient financing will be available on acceptable terms.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & USE OF ESTIMATES.

ASC-280 Segment Reporting

The Company operates as a single reportable segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who evaluates operating performance and allocates resources on a consolidated basis using consolidated net loss. The significant expense categories regularly provided to the CODM are those presented in the condensed consolidated statements of operations, including cost of sales, sales and marketing, general and administrative, and research and development expenses. Other segment items included in consolidated net loss consist of interest expense, the change in fair value of the derivative liability, and the liquidated damages charge. Segment assets are reported as total assets on the condensed consolidated balance sheet.

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

Accounts Receivable

Trade accounts receivable are recorded net of allowance for expected credit losses. The Company extends credit to its customers in the normal course of business and performs on-going credit evaluations of its customers. The allowance is based upon an estimate of expected credit losses over the life of outstanding receivables and involves an assessment of customer creditworthiness, historical payment experience, an assumption of future expected credit losses, and the age of outstanding receivables. As of June 30, 2026, and December 31, 2025, the Company’s allowance for expected credit losses was $2,240 and $0, respectively.

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

Work in process inventory - Work in process inventory consists of inventory that is partially manufactured or not fully assembled as of the date of these financial statements. This equipment, machines, parts, frames, lasers, and assemblies are items not ready for use or resale. Costs are accumulated in work in process until the items are complete and ready for sale, at which time they are transferred to finished goods inventory. Amounts in this account represent items at various stages of completion at the date of these financial statements.

Finished goods inventory - Finished goods inventory consists of inventory that is complete and ready for commercial application without further cost other than delivery and setup. Finished goods inventory includes items that have been purchased in finished form as well as units that have been fully manufactured or assembled by the Company through its production process. Finished goods inventory includes equipment, lasers, software, machines, parts, or assemblies.

Consignment inventory – Consignment inventory held at third-party locations is included in inventories on the accompanying balance sheets and is stated at the lower of cost or net realizable value. The Company retains title to consignment inventory until the inventory is sold to an end customer.

On June 30, 2026, and December 31, 2025, respectively, our inventories consisted of the following:

	As of June 30,	As of December 31,
	2026	2025
	(Unaudited)	(Audited)
Equipment parts	$1,162,586	$1,098,427
Finished goods	407,404	460,676
Work in process	132,985	193,498
Consignment inventory	38,361	38,361
Inventory reserve	(562,170)	(503,835)
Total inventory, net	$1,179,167	$1,287,127

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

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. Depreciation expense for the periods ended June 30, 2026 and 2025 was $187,577 and $256,473, respectively. The estimated useful lives for significant property and equipment categories are as follows:

Category	Economic Useful Life
Machinery and equipment	5-7 years
Sales demonstration units	7 years
Office furniture and computer equipment	3-5 years
Vehicles	2 years
Leasehold improvements	Shorter of the estimated useful life or the lease term

Property, plant, and equipment are comprised of the following:

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Machinery and equipment	$1,990,867	$2,000,867
Sales demonstration units	1,040,545	1,040,545
Office furniture and computer equipment	389,257	389,257
Vehicles	122,276	112,276
Leasehold improvements	366,539	268,565
Total cost	3,909,484	3,811,510
Accumulated depreciation	(2,873,893)	(2,686,316)
Property, plant and equipment, net	$1,035,591	$1,125,194

Long-Lived Assets

Long-lived assets, other than goodwill and indefinite-lived assets, are reviewed for impairment whenever events or changes in circumstances (“triggering events”) indicate that their carrying value may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. An impairment loss, equal to the difference between the asset’s fair value and its carrying value, is recognized when the estimated future undiscounted cash flows are less than its carrying amount. No impairment indicators were identified as of June 30, 2026 and 2025.

Intangible Assets

The Company has certain intangible assets that were initially recorded at their fair value at the time of acquisition. The finite-lived intangible assets consist of trademarks and operational software and website. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful life of ten years.

The Company reviews all finite-lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in our consolidated statements of operations. During the six-month periods ended June 30, 2026 and 2025, no indicators of impairment were identified and no impairment was recorded, related to the Company’s intangible assets. Amortization expenses for the six-month period ended June 30, 2026 and 2025 amounted to $49,128 and $319,662, respectively.

Warrants

The Company issues warrants in conjunction with its capital raise activities. The fair value of a warrant is calculated on the grant date using the Black-Scholes option-pricing model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect as of the grant date. The expected dividend yield assumption is based on the Company’s expectation of dividend payouts and is assumed to be zero. The expected volatility is based on the historical volatility of the Company’s common stock, calculated utilizing a look-back period approximately equal to the contractual life of the stock option being granted. The expected life of the stock option is calculated as the mid-point between the vesting period and the contractual term (the “simplified method”). The fair market value of the common stock is determined by reference to the quoted market price of the common stock on the grant date. The expected term represents the weighted-average period of time that warrants are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behaviour; the expected volatility is based upon historical volatility of the Company’s common stock; the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award.

Management evaluates warrants under ASC 815, Derivatives and Hedging, including ASC 815-40 applicable to contracts in an entity’s own equity.

Warrant Inducement Transactions

The Company periodically offers holders of its outstanding equity-classified warrants the opportunity to exercise those warrants for cash in exchange for consideration consisting of a reduction in the exercise price of the existing warrants, the issuance of new warrants, or both. Where the terms of the existing warrants are modified and the warrants remain equity-classified both immediately before and immediately after the modification, the Company applies ASC 815-40-35-14 through 35-18 and measures the effect of the modification as the excess of the fair value of the modified warrants over the fair value of those warrants immediately before the modification. Because such modifications are executed to induce the imminent exercise of the outstanding warrants and to raise equity capital, the effect is recognized as an equity issuance cost charged against the proceeds of the related offering in accordance with ASC 815-40-35-17(a). Where the existing warrants are exercised at their stated exercise price and new warrants are issued as consideration for the exercise, the fair value of the new warrants is likewise treated as a cost of the related offering under SEC Staff Accounting Bulletin Topic 5.A. Under either approach the amount is recorded as a reduction of additional paid-in capital, is offset by the fair value of the warrants issued, and has no effect on net loss, net loss per share, total stockholders’ equity or cash flows.

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

Certain CMS contracts include multiple promised goods and services, such as the manufacture, delivery, and installation of laser marking and related systems. For these contracts, the Company evaluates whether the promised goods and services are distinct performance obligations, allocates the transaction price to each, and recognizes revenue for equipment upon transfer of control and revenue for delivery and installation services as those services are performed. For certain CMS projects that are customized in nature and expected to extend beyond six months, the Company recognizes revenue over time using a percentage-of-completion method. Under this method, revenue is recognized based on progress toward completion, which is generally measured based on costs incurred relative to total estimated project costs.

Refunds and returns, which are minimal, are recorded as a reduction of revenue. Payments received from customers before satisfying the above criteria are recorded as unearned income on the consolidated balance sheets.

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

Contract Assets and Liabilities

Given the nature of the revenue recognition process, the Company generates contract liabilities (to the extent that a customer pays on project progress before the Company fulfils its performance obligations under a contract) or contract assets (to the extent that the Company has earned by satisfying performance obligations but has not yet billed the customer). Contract assets represent a right to receive payment in the future once certain conditions are met per the terms of the contract. The balance of contract assets and liabilities as of June 30, 2026, were $84,384 and $2,667,283, respectively, and as of December 31, 2025, were $258,037 and $1,205,007, respectively. Revenue recognized for the six months ended June 30, 2026 and 2025 related to the contract liability balance as of December 31, 2025 and 2024 was $231,421 and $672,051, respectively.

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

Lease

The Company leases certain corporate office space under lease agreements. The Company determines whether a contract contains a lease at contract inception. A contract is a lease if it conveys the right to control the use of the identified asset for a period in exchange for consideration. Control is determined based on the right to obtain all of the economic benefits from use of the identified asset and the right to direct the use of the identified asset. Operating lease right-of-use assets (“ROU”) represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments. Lease liabilities are recognized at the present value of the future minimum lease payments over the lease term at the commencement date. Operating lease expense is recognized on a straight-line basis over the lease term and is included in the general and administrative line in the Company’s consolidated statements of operations. The Company’s operating lease arrangements did not materially change during the six months ended June 30, 2026. Accordingly, the disclosures required under ASC 842 should be read in conjunction with the lease disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Income Taxes

The Company accounts for income taxes using the asset and liability method and establishes a valuation allowance when it is more likely than not that deferred tax assets will not be realized. The Company did not recognize an income tax benefit for the six months ended June 30, 2026, or June 30, 2025. Net operating losses generated during the six months ended June 30, 2026, resulted in a material increase in the gross deferred tax asset and corresponding valuation allowance from December 31, 2025. Following reassessment of all available evidence, management concluded that a full valuation allowance remains appropriate as of June 30, 2026. The effective tax rate was 0% for both periods presented.

Earnings (Loss)Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted earnings (loss) per share is computed by dividing the earnings (loss) available to stockholders by the weighted-average number of shares outstanding for the period and dilutive potential shares outstanding, unless such dilutive potential shares would result in anti-dilution. For the three and six months ended June 30, 2026, the Company excluded outstanding warrants to purchase shares of common stock from the calculation of diluted loss per share because their inclusion would have been anti-dilutive. No potentially dilutive securities were outstanding during the three and six months ended June 30, 2025.

Reclassifications

Certain prior period amounts have been reclassified to align with the current-period presentation.

Correction of Previously Reported Amounts

In its Quarterly Report on Form 10-Q for the three months ended March 31, 2026, the Company reported the consideration transferred to holders in connection with its March 2026 warrant inducement transaction as a deemed dividend of $1,512,480, presented as a deduction from net loss in arriving at loss attributable to common shareholders and reflected in loss per share attributable to common shareholders of $(0.16).

Management has subsequently determined that, under ASC 815-40-35-17(a), the consideration transferred in that transaction is properly recognized as a cost of the related equity offering and charged against the proceeds of that offering as a reduction of additional paid-in capital, rather than as a deemed dividend. Accordingly, the amounts presented in these condensed consolidated financial statements for the six months ended June 30, 2026 reflect that treatment, and the Company has applied the same treatment to its April 2026 warrant inducement transaction.

The correction has no effect on net loss, net loss per share, total assets, total liabilities, total stockholders’ deficit or any category of cash flows for any period presented. Its only effects on amounts previously reported for the three months ended March 31, 2026 are the elimination of the $1,512,480 deemed dividend, the elimination of the $(0.16) loss per share attributable to common shareholders, and corresponding changes to captions within the condensed consolidated statement of shareholders’ deficit and to the supplemental non-cash disclosures within the condensed consolidated statement of cash flows. Basic and diluted net loss per share for the three months ended March 31, 2026 remains $(0.11). Management evaluated the correction and concluded that it is not material to the previously issued financial statements. The Company will present the corrected amounts for the three months ended March 31, 2026 when those amounts are next presented on a stand-alone basis.

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

Because the transaction was between entities under common control, the acquisition was accounted for in accordance with ASC 805-50, Transactions Between Entities Under Common Control. The acquired assets are recognized at their historical carrying amounts rather than at fair value, and no goodwill was recorded. The results of operations attributable to the acquired Beamer assets are included in the Company’s consolidated results for the six months ended June 30, 2026. Comparative prior-period financial statements were not restated.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following at June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
District 2 Capital Fundor (past due at 12/31/25)	$-	$362,500
Agile Capital Funding and Agile Lending	896,273	613,985
NPA Note Holders (in default at 12/31/25)	-	2,850,000
Debt discount	(33,281)	(21,875)
Total notes payable, net of debt discount	$862,993	$3,804,610

Agile Capital Funding and Agile Lending

During the year ended December 31, 2025, the Company entered into three separate business loan and security agreements (the “2025 Term Loans”) with a lender for short-term loans to be provided by the lender, or the lender’s assignees (collectively, the “Lenders”) and mature seven months from the date the amounts are borrowed. The loans are secured by a blanket lien on the Company’s assets. The loans may be prepaid, subject to payment of a prepayment fee equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the maturity date. The Company borrowed under three short-term borrowing arrangements during the year ended December 31, 2025, borrowing a gross amount of $4,650,000, net of fees of $225,000, which was recorded as a debt discount and is being amortized over the term of the agreements. During the year ended December 31, 2025, the Company made total repayments of $4,036,015. During the year ended December 31, 2025, the Company amortized $203,125 of the debt discount to interest expense, resulting in unamortized debt discount of $21,875 as of the year then ended. As of December 31, 2025, the Company had outstanding borrowings of $613,985, and unamortized debt discount of $21,875, resulting in net balance of $592,110. Total payments of $521,843 were made in January and February 2026 to the 2025 Term Loans. As a result, the 2025 Term Loans and accrued interest were paid off during the six months ended June 30, 2026.

On February 22, 2026, the Company entered into a separate business loan and security agreement with the same lender as the 2025 Term Loans for an additional short-term borrowing (the “2026 Term Loan”). The 2026 Term Loan, together with any assignments thereof, is provided by the lender and its assignees (collectively, the “Lenders”) and matures thirty-two weeks from the date the amounts are borrowed. The loans are secured by a blanket lien on the Company’s assets. The loans may be prepaid, subject to a prepayment fee equal to the aggregate amount of interest that would otherwise be payable through the maturity date at the contractual interest rate. During the six-month period ended June 30, 2026, the Company borrowed an aggregate gross amount of $1,775,000 under three short-term borrowing arrangements and incurred an administrative agent fee of $88,750, which was paid at closing from the proceeds of the 2026 Term Loan and recorded as a debt discount. During the six-month period ended June 30, 2026, the Company made total repayments of $878,727 of the 2026 Term Loan. As of June 30, 2026, the Company had outstanding borrowings of $896,273, and unamortized debt discount of $33,281, resulting in a net balance of $862,993.

District 2 Capital Fundor

On May 6, 2025, the Company issued a Promissory Note (the “District 2 Note”) in favor of District 2 Capital Fundor. The Company promised to pay to the order of District 2 Capital Fundor not later than six months from date of the Note, the principal amount of $362,500. This Note was issued in connection with extinguishment of Holder’s outstanding warrant dated August 19, 2024 (125,000 warrants). As of December 31, 2025, the Note had an outstanding principal balance of $362,500 and accrued interest of $19,618 and was past due. The District 2 Note and accrued interest were paid off during the six months ended June 30, 2026.

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

During the six months ended June 30, 2026, the Company satisfied and extinguished the NPA obligations in full. Settlement payments included repayment of outstanding principal of $2,850,000, accrued interest of $158,175, and other contractual amounts. The Company evaluated the extinguishment under ASC 470-50, Debt — Modifications and Extinguishments, and determined that the settlement amounts did not exceed the carrying value of the obligations as recorded at December 31, 2025. Accordingly, no gain or loss on extinguishment was recognized in the condensed consolidated statement of operations. During the six months ended June 30, 2026, the Company amortized $41,289 of deferred financing costs to interest expense related to the remaining debt obligations.

Notes payable – related party

On April 3, 2025, April 16, 2025, June 20, 2025, July 8, 2025, and July 12, 2025, the Company received from ICT Investments, the owner of the majority of outstanding shares of the Company’s common stock, unsecured loans in the principal amount of $200,000, $400,000, $20,000, $101,000, and $30,000 respectively (the “ICT Loans”). Laser Photonics issued promissory notes, with interest at $20,000, $40,000, $2,000, $10,000, and $3,000, respectively, and a maturity date of May 31, 2025, June 30, 2025, August 30, 2025, September 8, 2025, and September 12, 2025, respectively. On September 12, 2025, the Company amended the promissory notes to include a default provision that upon default, the loans bear an annual interest rate of 10% and are due on demand. The unpaid principal balance of the ICT Loans as of December 31, 2025, was $751,000, and unpaid interest as of that date was $111,623, which was included in accrued expenses in the accompanying consolidated balance sheets. The outstanding principal of these promissory notes was repaid in full during the six months ended June 30, 2026, and $50,615 of accrued interest remained unpaid as of June 30, 2026.

NOTE 5 – DERIVATIVE LIABILITY

On August 27, 2025, pursuant to the NPA (see Note 4), the Company granted Hudson Global the right to convert 157,258 warrants, whereby such number may be adjusted from time to time pursuant to the terms and conditions of this Warrant. The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the conversion option should be classified as a derivative liability since it does not have an explicit limit to the number of shares to be delivered upon settlement of the conversion option. The derivative liability is remeasured to fair value at each reporting period, and the change in the fair value is recognized in earnings in the accompanying statements of operations. The Company estimated the fair value of the conversion option derivative liability using a Black-Scholes option pricing model. The fair value of the derivative liability as of June 30, 2026, was $222,709 and as of December 31, 2025, was $338,902.

During the six months ended June 30, 2026, the Company recognized a gain from changes in fair value of derivative liabilities of $116,193.

The following tables summarize the derivative liability:

	June 30, 2026	December 31, 2025
Stock price	$1.65	$2.57
Risk free interest rate	4.17%	3.55%
Expected volatility	162.7%	150%
Expected life in years	4.16	4.66
Expected dividend yield	0%	0%
Number of warrants	157,258	157,258
Fair value of derivative liability	$222,709	$338,902

The following table summarizes activity related to derivative liabilities for the six months ended June 30, 2026:

Description	Amount
(Unaudited)
Fair value of derivative liabilities at December 31, 2025	$338,902
Change in fair value of derivative liabilities	(116,193)
Fair value of derivative liabilities at June 30, 2026	$222,709

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

Preferred Stock

●	Par value: $0.001
●	Authorized: 10,000,000 shares
●	Issued: There were no preferred shares issued and outstanding as of June 30, 2026, and December 31, 2025

Common Stock

●	Par value: $0.001
●	Authorized: 100,000,000 shares
●	Issued: 47,641,766 and 22,852,753 as of June 30, 2026, and December 31, 2025, respectively
●	Outstanding: 47,634,388 and 22,845,345 as of June 30, 2026, and December 31, 2025, respectively

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

Common stock issued upon exercise of warrants.

During the three months ended March 31, 2026, holders exercised an aggregate of 1,075,844 previously issued Series A-1 and Series A-2 warrants associated with the Company’s February 2026 public offering at an exercise price of $0.70 per share, resulting in the issuance of 1,075,844 shares of common stock and aggregate proceeds of $753,091. Because such warrants were classified within stockholders’ equity, no gain or loss was recognized upon exercise, and the Company recorded the issuance of common stock and the related additional paid-in capital.

Warrant Inducement Offering

March Inducement Agreements

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

The fair value of the Series A-3 and Series A-4 warrants issued to the exercising holders was $2,439,159, and the fair value of the Existing Warrants immediately before the reduction in exercise price was $926,679, in each case determined using a Black-Scholes option-pricing model as of the March 15, 2026 inducement date. The resulting incremental fair value of $1,512,480, measured in accordance with ASC 815-40-35-16, represents consideration transferred to induce the imminent exercise of the Existing Warrants and the raising of equity capital. The Company recognized that amount as a cost of the offering under ASC 815-40-35-17(a) and charged it against the proceeds of the offering as a reduction of additional paid-in capital. The amount had no effect on net loss, net loss per share or total stockholders’ equity.

The March inducement agreements required the Company to file a resale registration statement covering the shares underlying the Series A-3 and Series A-4 warrants by April 14, 2026, and to cause it to be declared effective within 60 days, or 90 days in the event of full review by the Securities and Exchange Commission. Failure to meet either deadline would obligate the Company to pay partial liquidated damages of 2.0% per month of the aggregate exercise price of those warrants, capped at 8.0%, or a maximum of $237,363, with unpaid amounts bearing interest at 18% per annum. The Company satisfied both requirements and no liability has been recorded under ASC 825-20 as of June 30, 2026.

April Inducement Agreements

On April 26, 2026, the Company entered into a warrant inducement agreement with certain holders of the Series A-1 and Series A-2 warrants issued in its February 2026 public offering (the “Existing Warrants”). The holders exercised an aggregate of 5,715,085 Existing Warrants for cash at their original exercise price of $0.70 per share, which closed on April 28, 2026, and generated gross proceeds of $4,000,560 and net proceeds of $3,569,570 after offering costs of $430,989 recorded as a reduction of additional paid-in capital.

As consideration, the Company issued unregistered Series A-5 warrants for up to 4,742,860 shares and Series A-6 warrants for up to 6,687,310 shares, each exercisable at $0.975 per share and becoming exercisable upon stockholder approval obtained on June 26, 2026 (the “April New Warrants”), together with placement agent warrants for up to 400,056 shares with a fair value of $361,801. The Company evaluated the April New Warrants and placement agent warrants under ASC 815 and concluded they qualify for equity classification; accordingly, their fair value was recorded within stockholders’ equity at issuance and is not subsequently remeasured.

The Existing Warrants were exercised at their stated exercise price of $0.70 per share and no term of the Existing Warrants was modified. The Series A-5 and Series A-6 warrants were issued solely as consideration for the exercises. Their aggregate fair value of $9,261,878, consisting of $4,270,563 for the Series A-5 warrants and $4,991,315 for the Series A-6 warrants, was determined using a Black-Scholes option-pricing model as of the April 26, 2026 inducement date and was recognized as a cost of the offering and charged against the proceeds of the offering as a reduction of additional paid-in capital. The amount had no effect on net loss, net loss per share or total stockholders’ equity.

The inducement agreement required the Company to file a resale registration statement covering the April New Warrant shares by May 26, 2026. The Company did not file until July 10, 2026, triggering partial liquidated damages of 2.0% of the aggregate exercise price per month, capped at 8.0%, or a maximum of $891,553, with unpaid amounts bearing interest at 18% per annum. The Company accounts for this registration payment arrangement under ASC 825-20 and ASC 450-20 and, as of June 30, 2026, recorded a liability of $357,160 in accrued expenses plus accrued interest of approximately $3,847, with the related charge in other expenses and interest in interest expense.

Stockholder Approval

On June 26, 2026, at a special meeting of stockholders, the Company’s stockholders approved each of the Warrant Inducement Agreements dated March 15, 2026, and April 26, 2026. As of the record date of May 13, 2026, 38,568,263 shares of common stock were outstanding and entitled to vote, and holders of 14,300,930 shares (approximately 37.08%) were represented in person or by proxy. As a result of the approval, the condition to exercisability contained in the Series A-3, A-4, A-5, and A-6 Warrants was satisfied and those warrants became exercisable in accordance with their respective terms.

Exercises of Series A-1, A-2, A-4, A-5 and A-6 Warrants

During June 2026, holders exercised an aggregate of 11,613,431 warrants, resulting in the issuance of 9,329,356 shares of common stock. Of these, 548,201 shares were issued upon cash exercises of Series A-1, A-2, and A-4 warrants for aggregate proceeds of approximately $497,637, and 8,781,155 shares were issued upon cashless (net-share) exercises of 11,065,230 Series A-1, A-2, A-5, and A-6 warrants, for which no cash proceeds were received. The exercises comprised exercises by a holder of Series A-4 Warrants on June 3 and June 8, 2026, and by a holder of Series A-5 and A-6 Warrants on June 3 and June 8, 2026. Included in the Series A-6 exercises were 1,687,308 warrants stated to have been reassigned to the exercising holder from two other holders; the Company is confirming the documentation of that reassignment. The aggregate shares issued represented approximately 24.2% of the Company’s common stock outstanding as of May 14, 2026.

By their terms and the related warrant inducement agreements, the Series A-4, A-5 and A-6 Warrants were not exercisable prior to the date the Company obtained stockholder approval. Stockholder approval was obtained on June 26, 2026 (see “Stockholder Approval” below); accordingly, the exercises described above occurred prior to the date the warrants became exercisable. In addition, the shares issued upon the cashless exercises of the Series A-5 and A-6 Warrants were not covered by an effective registration statement and did not qualify for resale under Rule 144, and the shares issued upon exercise of the Series A-4 Warrants were issued at a time when the related resale prospectus was unavailable as a result of the delayed filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2026. Such shares were issued without restrictive legends.

The Company, with the assistance of counsel, is evaluating the validity of these issuances, the effect of the June 26, 2026, stockholder approval on exercises that occurred prior to that date, and whether any of the shares are subject to recall, rescission, or repurchase and cancellation. The Company, with the assistance of its counsel, is evaluating the accounting and legal consequences of these issuances, including whether any rescission, recall, repurchase, or cancellation rights affect the classification of the issued shares. Based on the information currently available, the Company has preliminarily concluded that permanent-equity classification is appropriate; however, this conclusion remains subject to completion of the Company’s evaluation and review by its counsel.

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

A summary of equity-classified warrants activity for the six months ended June 30, 2026, is presented below:

	Number of Warrants	Weighted Average Exercise Price Range

Warrants outstanding at December 31, 2025 (1)	2,274,727	$3.50-5.03
Granted	29,516,414	$0.70-3.24
Exercised	(19,777,990)	$0.70-3.40
Expired or forfeited	-	-
Warrants outstanding at June 30, 2026 (1)	12,013,151	$0.70-5.03

(1)	Excludes 157,258 warrants classified as a derivative liability (see Note 5). Including those warrants, total warrants outstanding at December 31, 2025 were 2,431,985, consistent with the Company's 2025 Annual Report on Form 10-K.

The outstanding equity-classified warrants had intrinsic value of approximately $7,458,600 at June 30, 2026.

NOTE 7 – RELATED PARTY TRANSACTIONS

At June 30, 2026, ICT Investments (“ICT”), its Managing Partner Dmitriy Nikitin, and its affiliates Fonon Corporation and Fonon Technology, Inc., owns 11,373,695 shares of the Company’s common shares, or 23.88 % of the Company’s shares outstanding.

ICT Investments provides the Company accounting services and various management services on an as needed basis. During the six months ended June 30, 2026, and 2025, the Company incurred approximately $46,154 and $35,760, respectively, to ICT for accounting services.

During the six months ended June 30, 2026 and 2025, the Company paid $103,846 and $90,000, respectively, to Dmitriy Nikitin, Managing Partner of ICT Investments, for strategic advisory and business development services. Management believes the fees paid are reasonable and substantially consistent with rates that would be paid to unaffiliated third parties for comparable services. Related-party transactions are conducted on terms management believes are no less favorable to the Company than those available from unaffiliated parties.

For the six months ended June 30, 2026, and 2025, affiliate revenue totalled $0 and $391,818, respectively. Affiliate revenue is included within net sales in the accompanying condensed consolidated statements of operations.

Accounts payable due to ICT, and its affiliates, as of June 30, 2026, and December 31, 2025, were $301,150 and $349,461, respectively.

During the six months ended June 30, 2026, the Company repaid the outstanding principal and accrued interest owed to ICT Investments, an entity controlled by the holder of a majority of the Company’s outstanding common stock. As of June 30, 2026, the only remaining amount payable to ICT Investments related to these borrowings was approximately $50,615 of unpaid default fees, which are included in accrued expenses in the condensed consolidated balance sheet.

On May 7, 2026, the Company entered into a Master Services Agreement (the “MSA”) with The CFO Portal, LLC (“CFO Portal”), the principal of which, Roman Franklin, served as the Company’s Principal Financial Officer, providing for a monthly retainer of $22,500 plus event-based fees; the arrangement was accounted for as a related-party transaction. On June 24, 2026, the Company and CFO Portal terminated the MSA effective June 19, 2026, and in connection with the termination the Company paid all past-due fees and a lump-sum payment of $50,000 and agreed to continue directors’ and officers’ insurance coverage and indemnification for Mr. Franklin with respect to his prior service. During the six months ended June 30, 2026, the Company incurred approximately $104,645 under the MSA, including the termination payment, all of which was paid and expensed during the period, and no amounts were payable to CFO Portal as of June 30, 2026.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Warrant Exercise Matter

As described in Note 6, during June 2026 the Company issued 3,741,407 shares of common stock upon exercises of Series A-4, A-5, and A-6 Warrants that occurred prior to the date the warrants became exercisable, and certain of those shares were issued without registration or a restrictive legend. The Company may have contractual recourse against the exercising holders. Remedies under evaluation include the return and cancellation of shares, or the repurchase of shares in the open market and their return to the Company for cancellation. The Company may also incur other costs in connection with the matter, including in respect of the previously described registration obligations. As of June 30, 2026, the Company is unable to estimate the amount or range of any reasonably possible loss with respect to this matter, and no liability has been recorded. The Company is evaluating the matter with counsel and will record an accrual or provide further disclosure as facts develop, in accordance with ASC 450.

Settlement Agreements

In January 2025, Aegis Capital Corp. filed suit against the Company in the U.S. District Court for the Southern District of New York (Case No. 1:25-cv-00080-PKC) asserting breach of a 2024 placement agent agreement. On May 14, 2026, the parties entered into a settlement agreement under which the Company agreed to pay $300,000 — $100,000 initially and five monthly installments of $40,000 through October 2026 — in exchange for mutual releases and dismissal with prejudice, with no admission of liability. The Company recorded a $300,000 charge during the six months ended June 30, 2026. As of June 30, 2026, $160,000 remained payable and was included in accrued expenses.

In April 2026, the Company settled counterclaims in a Florida contract action (Laser Photonics, LLC v. Photon Technologies, LLC) for $68,333. The settlement was paid in full and recognized in operating expenses during the six months ended June 30, 2026, and the related action was dismissed with prejudice.

NOTE 9 – SUBSEQUENT EVENTS

On July 16, 2026, the Company entered into inducement agreements with certain holders of the Company’s outstanding Series A-5 and Series A-6 Common Stock purchase warrants (originally issued in April 2026, the “April New Warrants”), pursuant to which such holders agreed to exercise for cash an aggregate of 2,528,572 April New Warrants (400,000 Series A-5 warrants and 2,128,572 Series A-6 warrants) at their existing exercise price of $0.975 per share, resulting in aggregate gross proceeds of $2,465,357.70. The transaction closed on July 20, 2026.

As an inducement to exercise, the Company agreed to issue to the exercising holders (i) unregistered Series A-7 Common Stock purchase warrants to purchase up to an aggregate of 800,000 shares of Common Stock (equal to 200% of the Series A-5 warrants exercised), with a five-year term, and (ii) unregistered Series A-8 Common Stock purchase warrants to purchase up to an aggregate of 4,257,144 shares of Common Stock (equal to 200% of the Series A-6 warrants exercised), with a twenty-four month term (collectively, the “July New Warrants”). The July New Warrants have an exercise price of $0.975 per share and are exercisable immediately upon issuance. In connection with the transaction, the Company issued to the placement agent, H.C. Wainwright & Co., LLC, warrants to purchase up to an aggregate of 177,000 shares of Common Stock at an exercise price of $1.2188 per share, with a five-year term.

The Company received net proceeds of $2,186,832.66 after deducting the placement agent cash fee of $172,575 (7.0% of gross proceeds), accountable expenses of $75,000, clearing fees of $15,950, and Company legal counsel fees of $15,000, totaling $278,525.

The Company evaluated the July New Warrants and the placement agent warrants under ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, and concluded that such warrants qualify for equity classification. The Existing Warrants were exercised at their stated exercise price of $0.975 per share and no term of the Existing Warrants was modified; the July New Warrants were issued solely as consideration for the exercises. The Company expects to recognize the aggregate fair value of the July New Warrants, estimated at approximately $4,975,654 as of the inducement date, as a cost of the offering, charged against the proceeds of the offering as a reduction of additional paid-in capital, for the period ending September 30, 2026. The amount is expected to have no effect on net loss or net loss per share for that period. This transaction occurred subsequent to June 30, 2026, and, accordingly, is not reflected in the accompanying condensed consolidated financial statements.

The July inducement agreements require the Company to file a resale registration statement covering the shares underlying the July New Warrants by August 15, 2026, and to cause it to be declared effective within 60 days, or 90 days in the event of full review by the Securities and Exchange Commission. Failure to meet either deadline would obligate the Company to pay partial liquidated damages of 2.0% per month of the aggregate exercise price of the July New Warrants, capped at 8.0%, or a maximum of $394,457, with unpaid amounts bearing interest at 18% per annum. No such amounts had accrued as of the date these condensed consolidated financial statements were issued.

Management evaluated subsequent events through August 14, 2026, the date these condensed consolidated financial statements were issued.

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

Overview

We are a vertically integrated manufacturing Company for photonics based industrial products and solutions, primarily disruptive laser cleaning technologies, and applications for the pharmaceutical industry. Our vertically integrated operations allow us to reduce development and advanced laser equipment manufacturing time, offer better prices, control quality, and protect our proprietary knowhow and technology compared to other laser cleaning companies and companies with competing technologies.

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

We intend to continue to stay ahead of the technology curve by researching and developing cutting edge products and technologies for both large and small businesses. We view the small companies as an attractive market opportunity since they were previously unable to take advantage of laser processing equipment due to high prices, significant operating costs, and the technical complexities of laser equipment. As a result, we are developing an array of laser cleaning equipment that we have named the CleanTech™ product line, which we believe represents a new generation of high-power laser cleaning systems applicable to numerous material processing operations.

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

Net sales. Our net sales have historically fluctuated from quarter to quarter. The increase or decrease in sales from a prior quarter can be affected by the timing of orders received from customers, the shipment, installation, and acceptance of products at our customers’ facilities. Net sales can be affected by the time taken to qualify our products for use in new applications in the end markets that we serve. Our sales cycle varies substantially, ranging from a period of a few weeks to as long as one year or more, but is typically several months. The adoption of our products by a new customer or qualification in a new application can lead to an increase in net sales for a period which may then slow until we penetrate new markets or obtain new customers.

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

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of personnel-related costs, advertising and promotional activities, customer acquisition efforts, travel, and commercial support functions.

Research and development expenses. We plan to continue to invest in research and development to improve our existing laser blasting technology and equipment and develop new products, systems, and applications. We believe that these investments will sustain our position as a leader in the laser industry and will support the development of new products that can address new markets and growth opportunities. The amount of research and development expenses we incur may vary from period to period.

Results of Operations

Correction of previously reported amounts. As described in Note 2 to the condensed consolidated financial statements, the Company has corrected its accounting for the consideration transferred in connection with its March 2026 warrant inducement transaction, which was previously reported as a deemed dividend of $1,512,480 in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2026. That amount is now presented as a cost of the related equity offering charged against additional paid-in capital. The correction has no effect on net loss, basic or diluted net loss per share, total assets, total liabilities, total stockholders’ deficit or cash flows for any period presented.

Revenue. Net sales for the three months ended June 30, 2026, were $1,806,305, compared to $2,598,975 for the three months ended June 30, 2025, representing a decrease of $792,670, or 30.5%. Net sales for the six months ended June 30, 2026, were $2,721,858, compared to $4,889,257 for the six months ended June 30, 2025, a decrease of $2,167,399, or 44.3%. The decrease was primarily attributable to (i) lower equipment deliveries during the current periods, (ii) the timing of customer purchasing decisions, project execution schedules, and revenue recognition milestones, and (iii) the absence of affiliate revenue in the current periods compared to $391,818 recognized in the six months ended June 30, 2025. Second-quarter net sales increased $890,752, or 97.3%, over the first quarter of 2026, reflecting improved equipment delivery volume as the quarter progressed. Revenue may fluctuate from period to period based on customer purchasing cycles, project timing, equipment delivery schedules, and product mix.

Cost of Sales / Gross Profit (Loss). Cost of sales for the three months ended June 30, 2026, was $1,653,832, compared to $1,496,304 for the three months ended June 30, 2025, an increase of $157,528, or 10.5%. Gross profit was $152,473 for the three months ended June 30, 2026, reflecting a gross margin of 8.4%, compared to gross profit of $1,102,671 and a gross margin of 42.4% for the three months ended June 30, 2025. For the six months ended June 30, 2026, cost of sales was $2,957,836, compared to $2,886,096 for the six months ended June 30, 2025, an increase of $71,740, or 2.5%, and the Company recorded a gross loss of $235,978, reflecting a negative gross margin of 8.7%, compared to gross profit of $2,003,161 and a gross margin of 41.0% for the six months ended June 30, 2025. The deterioration in gross margin was primarily attributable to lower revenue volume and the resulting inability to absorb fixed manufacturing overhead and production costs, reduced production throughput, and changes in product mix, together with integration and facility-transition costs associated with the Beamer product line. The improvement from the negative gross margin of 42.4% recorded in the first quarter of 2026 to a positive gross margin of 8.4% in the second quarter reflects higher revenue volume and improved absorption of fixed manufacturing costs. Gross margins may fluctuate from period to period depending on sales volume, manufacturing utilization, customer mix, and timing of product deliveries.

Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 2026, were $817,609, compared to $338,025 for the three months ended June 30, 2025, an increase of $479,584, or 141.9%. For the six months ended June 30, 2026, sales and marketing expenses were $1,439,063, compared to $1,012,606 for the six months ended June 30, 2025, an increase of $426,457, or 42.1%. Sales and marketing expenses consist primarily of personnel-related costs, advertising, promotional activities, customer acquisition efforts, travel, and commercial support functions. The increase reflects expanded commercial headcount and promotional activity supporting the Beamer product line and the industrial marking and traceability markets, together with allocated personnel and facility costs.

General and Administrative. General and administrative expenses for the three months ended June 30, 2026, were $1,504,154, compared to $1,542,841 for the three months ended June 30, 2025, a decrease of $38,687, or 2.5%. For the six months ended June 30, 2026, general and administrative expenses were $3,142,987, compared to $3,177,805 for the six months ended June 30, 2025, a decrease of $34,818, or 1.1%. General and administrative expenses consist primarily of salaries and personnel-related costs, professional fees, insurance, SEC filing and compliance costs, public company expenses, and corporate overhead. General and administrative expenses remained substantially consistent with the prior-year periods, as increased professional fees incurred in connection with the Company’s capital-raising activities and delayed periodic filings were offset by reductions in other general and administrative costs.

Research and Development Costs. Research and development expense for the three months ended June 30, 2026, was $219,006, compared to $184,494 for the three months ended June 30, 2025, an increase of $34,512, or 18.7%. For the six months ended June 30, 2026, research and development expense was $346,087, compared to $347,963 for the six months ended June 30, 2025, substantially consistent with the prior-year period. Research and development activities remain focused on enhancing existing laser cleaning technologies and equipment and developing new products, systems, and applications, including integration of the Beamer laser marking platform. The Company expects research and development expenditures to fluctuate based on project timing, product development priorities, and resource allocation.

Operating Loss. Operating loss for the three months ended June 30, 2026, was $2,388,296, compared to $962,688 for the three months ended June 30, 2025, an increase of $1,425,608, or 148.1%. Operating loss for the six months ended June 30, 2026, was $5,164,115, compared to $2,535,213 for the six months ended June 30, 2025, an increase of $2,628,902, or 103.7%. The increase in operating loss was primarily attributable to lower revenue and the resulting compression in gross margin, combined with increased sales and marketing spending, partially offset by substantially consistent general and administrative expenses.

Interest Expenses, Net. Interest expense, net, for the three months ended June 30, 2026 was $434,789, compared with $811,214 for the three months ended June 30, 2025, a decrease of $376,425, or 46.4%. For the six months ended June 30, 2026, interest expense, net, was $819,640, compared with $919,412 for the six months ended June 30, 2025, a decrease of $99,772, or 10.9%. The decrease reflects the repayment during 2026 of the Company’s higher-cost note obligations, including the NPA Notes, the District 2 Note, the 2025 Term Loans, and related-party borrowings, partially offset by interest and amortization of debt discount on borrowings under the 2026 Term Loan.

Change in Fair Value of Derivative Liability The change in fair value of the derivative liability resulted in a loss of $98,193 for the three months ended June 30, 2026, and a gain of $116,193 for the six months ended June 30, 2026, compared to $nil in each of the corresponding prior-year periods. The amounts reflect changes in the estimated fair value of the Company’s derivative liability associated with the Hudson financing arrangement, driven by changes in the underlying valuation inputs during the periods. The carrying value of the derivative liability was $222,709 at June 30, 2026, compared to $124,516 at March 31, 2026, and $338,902 at December 31, 2025.

Total Other Expense. Total other expense for the three months ended June 30, 2026, was $890,142, compared to $811,214 for the three months ended June 30, 2025, an increase of $78,928, or 9.7%. For the six months ended June 30, 2026, total other expense was $1,060,607, compared to $919,412 for the six months ended June 30, 2025, an increase of $141,195, or 15.4%. Other expense in the current periods consisted of net interest expense on the Company’s outstanding debt obligations and a $357,160 charge recognized in connection with the registration payment arrangement entered into as part of the April 2026 warrant inducement, partially offset (for the six-month period) by the gain recognized from the change in fair value of the Company’s remaining derivative liability associated with the Hudson financing arrangement.

Net Loss. Net loss for the three months ended June 30, 2026, was $3,278,437, or $(0.08) per basic and diluted share, compared to net loss of $1,773,902, or $(0.12) per basic and diluted share, for the three months ended June 30, 2025, representing an increase of $1,504,535, or 84.8%. Net loss for the six months ended June 30, 2026, was $6,224,721, or $(0.19) per basic and diluted share, compared to net loss of $3,454,625, or $(0.24) per basic and diluted share, for the six months ended June 30, 2025, representing an increase of $2,770,096, or 80.2%. The increase in net loss was primarily attributable to lower revenues, negative gross margin performance, and the $357,160 registration payment arrangement charge, partially offset by lower net interest expense.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (and used in) operating, investing, and financing activities for the six-month periods ended on June 30, 2026, and June 30, 2025.

	Six Months Ended June 30
	2026	2025
Net cash used in operating activities	$(4,735,656)	$(2,192,704)
Net cash used in investing activities	(97,974)	(22,560)
Net cash provided by financing activities	6,339,922	1,759,915
Net cash increase (decrease) for period	1,506,292	(455,349)
Cash at the beginning of period	650,339	533,871
Cash at end of period	$2,156,631	$78,522

As of June 30, 2026, the Company had cash of $2,156,631, total current assets of $4,600,859, and total current liabilities of $7,708,679. The Company’s working capital deficit was $3,107,820, compared with a working capital deficit of $7,344,637 as of December 31, 2025. The improvement in working capital was primarily attributable to the Company’s February 2026 public offering, proceeds received from warrant exercises and the March and April 2026 warrant inducement transactions, and the repayment of outstanding debt obligations during the period.

Operating Activities

Net cash used in operating activities was $4,735,656 for the six months ended June 30, 2026, compared with $2,192,704 for the six months ended June 30, 2025. Operating cash outflows during the current period were primarily driven by the Company’s net loss of $6,224,721, partially offset by non-cash items including depreciation and amortization, stock-based compensation expense, amortization of debt discount and deferred financing costs, financing costs recognized as additional note principal on default, and the change in fair value of derivative liabilities. Working capital changes included movements in accounts receivable, inventories, contract liabilities, deferred revenue, and accounts payable.

Investing Activities

Net cash used in investing activities was $97,974 for the six months ended June 30, 2026, compared with $22,560 for the six months ended June 30, 2025. Investing activity during the current period consisted of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $6,339,922 for the six months ended June 30, 2026, compared with $1,759,915 for the six months ended June 30, 2025. Financing activity during the current period was primarily attributable to net proceeds from the Company’s February 2026 public offering, proceeds received from warrant exercises and the March and April 2026 warrant inducement transactions, and borrowings under financing arrangements. These inflows were partially offset by offering and transaction costs, repayments of outstanding debt obligations, and repayments of related-party borrowings. Financing transactions completed during the period strengthened liquidity and contributed to the improvement in working capital. The Company continues to require additional liquidity to support operations, strategic initiatives, and working capital requirements. Management expects to continue evaluating debt and equity financing alternatives to support future operations and growth objectives. While management believes additional actions are available to improve liquidity, there can be no assurance that financing will be available on acceptable terms, or at all

Off-Balance Sheet Arrangements

As of June 30, 2026, the Company did not maintain any material off-balance sheet arrangements, including obligations under guarantee contracts, retained or contingent interests in transferred assets, obligations under certain derivative instruments, or obligations arising from variable interest entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934 and is not required to provide the information required by this Item. Notwithstanding this exemption, the Company provides the following disclosure.

Interest Rate Risk

The Company’s debt obligations primarily bear fixed interest rates and management does not believe changes in market interest rates had a material impact on the Company’s financial position, results of operations, or cash flows during the three and six months ended June 30, 2026.

Derivative Instruments and Foreign Currency Risk

The Company has outstanding warrants that were evaluated under ASC 815-40. With the exception of the warrant issued to Hudson Global Ventures, LLC, which is classified as a derivative liability and carried at fair value of $222,709 as of June 30, 2026, all remaining outstanding warrants — including the Series A-1 through Series A-6 warrants and the placement agent warrants issued during 2026 — are classified as equity instruments and are not accounted for as derivative liabilities. The fair value of the derivative liability is measured using Level 3 inputs and is sensitive to changes in the Company’s common stock price and expected volatility. Changes in fair value resulted in a loss of $98,193 for the three months ended June 30, 2026, and a gain of $116,193 for the six months ended June 30, 2026.

We do not currently have any sales, own any assets, or operate any facilities in countries outside the United States and, consequently, we are not affected by foreign currency fluctuations or exchange rate changes. Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes was not material to our financial condition or results of operations as of June 30, 2026.

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

Management concluded that disclosure controls and procedures were not effective as of June 30, 2026, due to the material weaknesses in internal control over financial reporting described below. Certain of these material weaknesses were previously identified and disclosed in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2025 and 2024 and have not yet been fully remediated. In addition, during the quarter ended June 30, 2026, management identified an additional material weakness relating to controls over the authorization and issuance of the Company’s equity securities, as described below.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2025 and 2024, management identified the following material weaknesses in internal control over financial reporting, each of which remained unremediated as of June 30, 2026:

●	Continuing Weakness: The system of internal controls failed to identify multiple journal entries that were identified by the external auditor.
●	Continuing Weakness: Lack of a formal control process related to the identification and approval of related party transactions.

●	Continuing Weakness: The Company is not able to fully maintain segregation of duties within its financial operations due to its reliance on limited personnel in the finance function.
●	Continuing Weakness: As a smaller company, the Company lacks sufficient resources to perform the internal audit function.
●	Continuing Weakness: Documentation of all proper accounting procedures is not yet complete.

In addition, during the quarter ended June 30, 2026, management identified the following additional material weaknesses:

●	Newly Identified Weakness: The Company did not maintain effective controls over the authorization and issuance of its equity securities in connection with warrant and other complex financing transactions. During the quarter ended June 30, 2026, shares of common stock were issued upon the exercise of Series A-4, Series A-5, and Series A-6 warrants before those warrants had become exercisable — exercisability being conditioned on receipt of the stockholder approval required under applicable Nasdaq Listing Rules, which was obtained on June 26, 2026 — and certain of those shares were issued without registration under the Securities Act of 1933, as amended, or an appropriate restrictive legend. As a result, the Company did not have effective controls at the time of this transaction to ensure that its equity securities were issued only after the underlying instruments had become exercisable in accordance with their terms and in compliance with applicable securities laws, the governing warrant agreements, and applicable stock exchange listing requirements. This one-time occurence created a reasonable possibility that a material misstatement of the Company’s financial statements would not be prevented or detected on a timely basis, and could expose the Company to noncompliance with securities laws and Nasdaq listing requirements in the future.

●	Newly Identified Weakness: The Company did not maintain effective controls over the identification and application of the accounting guidance applicable to non-routine equity and warrant transactions. Management’s initial application of the accounting for the Company’s March 2026 warrant inducement transaction did not reflect the guidance in ASC 815-40-35-14 through 35-18 applicable to modifications of equity-classified warrants, and the resulting presentation of a deemed dividend and of loss per share attributable to common shareholders in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2026 required correction. In addition, the Company did not identify and record on a timely basis the registration payment arrangement arising under its March 2026 warrant inducement agreements. This control deficiency created a reasonable possibility that a material misstatement of the Company’s financial statements would not be prevented or detected on a timely basis.

Remediation Activities

Management continued to implement remediation activities during the six months ended June 30, 2026 intended to address the material weaknesses described above, including: (i) enhancing financial close and reporting processes by implementing additional levels of review over manual journal entries, formalizing account reconciliation procedures, and requiring documented supervisory approval of all non-routine and significant adjustments; (ii) adopting and enforcing a formal written policy and control framework for the identification, review, approval, and disclosure of related party transactions, including periodic related-party questionnaires and review by the Audit Committee; (iii) strengthening the finance and internal control environment by augmenting finance personnel and reassigning responsibilities to improve segregation of duties, engaging qualified third-party professionals to assist with internal audit-type procedures and ongoing monitoring where internal resources are limited, and completing and maintaining comprehensive documentation of key accounting policies, procedures, and internal controls; and (iv) with respect to the material weakness identified during the quarter ended June 30, 2026, implementing additional controls over the authorization and issuance of equity securities, including requiring documented legal and accounting review, prior to any issuance of shares upon the exercise or conversion of warrants or other convertible instruments, to confirm that the instrument is then exercisable or convertible in accordance with its terms and that all conditions to exercisability — including any required stockholder approval, registration, and legending requirements — have been satisfied; establishing a pre-issuance approval checklist involving the Company’s finance function, outside securities counsel, and the Company’s transfer agent; and improving coordination among the Company’s finance function, legal advisors, placement agents, and transfer agent in connection with financing transactions. The controls described in (iv) had not operated for a sufficient period to be tested for operating effectiveness as of June 30, 2026, and the related material weakness had not been remediated as of that date. Management will continue to monitor the effectiveness of these remediation efforts.

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

Changes in Internal Controls over Financial Reporting

Other than the identification of the material weakness described above and the related remediation activities, and the ongoing remediation activities associated with the previously identified material weaknesses, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are involved in legal proceedings, claims, and other disputes arising in the normal course of our business, including commercial, contractual, employment, and collection matters. We are currently party to certain such proceedings. While the outcome of any litigation is inherently uncertain and cannot be predicted with assurance, based on information currently available, management does not believe that the ultimate resolution of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows. Regardless of outcome, litigation can be costly and time-consuming and can divert the attention of management and other personnel from the operation of our business.

ITEM 1A. RISKS FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

February 2026 public offering — placement agent warrants. In connection with the Company’s February 9, 2026 public offering, the Company issued to the placement agent warrants to purchase an aggregate of 557,058 shares of common stock, with a five-year term and exercise prices of $0.875 and $3.2375 per share, having an aggregate fair value of $381,374. The placement agent warrants were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506(b) of Regulation D promulgated thereunder.

March 2026 warrant inducement. On March 15, 2026, in connection with inducement agreements pursuant to which certain holders exercised an aggregate of 1,373,630 existing warrants at a reduced exercise price of $1.08 per share, the Company issued to the exercising holders (i) Series A-3 warrants to purchase an aggregate of 1,373,630 shares of common stock at an exercise price of $1.08 per share, with a term of five years, and (ii) Series A-4 warrants to purchase an aggregate of 1,373,630 shares of common stock at an exercise price of $1.08 per share, with a term of eighteen months. The Company also issued to the placement agent warrants to purchase an aggregate of 96,154 shares of common stock at an exercise price of $1.35 per share, with a five-year term. These warrants were issued in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D.

April 2026 warrant inducement. On April 26, 2026, the Company entered into additional warrant exercise inducement agreements with certain holders of warrants originally issued in connection with the February 2026 public offering. In connection with the exercise of those warrants, the Company issued unregistered Series A-5 warrants to purchase up to 4,742,860 shares of common stock and unregistered Series A-6 warrants to purchase up to 6,687,310 shares of common stock, each with an exercise price of $0.975 per share. The Company also issued to the placement agent warrants to purchase up to 400,056 shares of common stock at an exercise price of $0.875 per share. These warrants were issued in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D, to holders that represented they were “accredited investors” as defined in Rule 501(a). No general solicitation or advertising was used in connection with the issuances.

Cashless warrant exercises. During the six months ended June 30, 2026, the Company issued an aggregate of 8,781,155 shares of common stock upon the cashless exercise of 11,065,230 previously issued warrants. No cash proceeds were received by the Company in connection with these cashless exercises. The shares were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act, as the securities were exchanged by the Company with its existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange. Shares issued upon the cashless exercise of the Series A-5 and Series A-6 Warrants would take the character of the unregistered warrants surrendered and accordingly would be restricted securities; as described in Note 6 and Note 8 to the condensed consolidated financial statements, certain of those shares were issued without a restrictive legend. The Company, with the assistance of counsel, is evaluating the availability of the exemptions claimed above and the consequences of the issuances described in Note 6.

Exercises prior to effectiveness of stockholder approval. As described in Note 6 and Note 8 to the condensed consolidated financial statements, during June 2026 the Company issued 3,741,407 shares of common stock upon exercises of Series A-4, Series A-5, and Series A-6 Warrants that occurred prior to the date those warrants became exercisable, and shares issued upon exercise of the Series A-4 Warrants were issued at a time when the related resale prospectus was unavailable. The Company, with the assistance of counsel, is evaluating the validity of these issuances and whether any of the shares are subject to recall, rescission, or repurchase and cancellation.

Shares issued for services and compensation. On February 24, 2026, the Company issued 88,235 shares of common stock with an aggregate fair value of $75,000 to iHub Inc. d/b/a The Market Link under an investor relations services agreement. On March 13, 2026, the Company issued 11,413 shares of common stock to Hudson Global Ventures LLC pursuant to anti-dilution provisions contained in a consulting agreement dated July 8, 2025. On March 26, 2026, the Company granted 60,000 shares of restricted common stock to its directors with an aggregate grant-date fair value of $59,460, or $0.99 per share, as compensation for services. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Use of Proceeds from Registered Securities

On February 9, 2026, the Company completed its public offering of 7,142,858 shares of common stock and accompanying Series A-1 and Series A-2 warrants pursuant to a registration statement on Form S-1 (File No. 333-292932), which was declared effective by the Securities and Exchange Commission on February 6, 2026. The aggregate gross proceeds from the offering were $5,000,001, and offering expenses, including placement agent fees and commissions, were approximately $878,728, resulting in net proceeds to the Company of approximately $4,121,272. There has been no material change in the planned use of proceeds from that described in the final prospectus. Through June 30, 2026, the Company used the net proceeds for the repayment of outstanding indebtedness and for working capital and general corporate purposes. None of the net proceeds were paid, directly or indirectly, to directors, officers, or persons owning 10% or more of any class of the Company’s equity securities, or to any affiliate of the Company.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial and accounting officer

101*	Inline XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Laser Photonics Corporation

Date: August 14, 2026	By:	/s/ Ann Tewari
Interim President (Principal Executive Officer)

Date: August 14, 2026	By	/s/ Ralph Venegas
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

