Form 10-Q
period 2026-09-30
LASE Corp.
filed 2026-11-12
CIK 1807887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-41515

LASE Corp.

(Exact name of registrant as specified in its charter)

Delaware	84-3628771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Technology Park Lake Mary, FL	32746
(Address of Principal Executive Offices)	Zip Code

(407) 804-1000

Registrant’s Telephone Number, Including Area Code

Laser Photonics Corporation

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

As of November 12, 2026, the registrant had 60,679,288 shares of common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LASE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2026 (Unaudited)	As of December 31, 2025 (Audited)
ASSETS
Current Assets
Cash	$1,638,650	$650,339
Accounts receivable, net of allowance for expected credit losses of $4,744 and $0, respectively	886,149	547,848
Short-Term Investments	6,000,000	-
Contract assets	88,039	258,037
Inventories, net of reserves of $729,759 and $503,835, respectively	1,111,504	1,287,127
Deferred financing costs	-	125,000
Prepaid and other current assets	287,259	120,825
Total Current Assets	10,011,601	2,989,176

Property, plant, and equipment, net	946,391	1,125,194
Intangible assets, net	850,580	922,701
Operating lease right-of-use asset	3,695,380	4,110,531
Other long-term assets	302,000	302,000
Total Assets	$15,805,952	$9,449,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,086,012	$1,595,333
Accounts payable – related parties	310,814	349,461
Accrued expenses	862,168	918,328
Deferred revenue	883,984	1,157,128
Contract liabilities	2,760,247	1,205,007
Notes payable – ($0 and $3,212,500 past due, respectively)	-	3,804,610
Notes payable – related party	-	751,000
Lease liability, current	260,250	214,044
Derivative liability	104,231	338,902
Total Current Liabilities	6,267,706	10,333,813

Lease liability – non-current	3,711,208	4,152,375
Total Liabilities	9,978,914	14,486,188

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred shares par value $0.001: 10,000,000 shares authorized, no shares were issued and outstanding at September 30, 2026, and December 31, 2025, respectively	-	-
Common shares par Value $0.001: 100,000,000 shares authorized; 60,686,666 and 22,852,723 issued, and 60,679,288 and 22,845,345 outstanding, at September 30, 2026, and December 31, 2025, respectively	60,687	22,853
Additional paid-in capital	39,551,764	20,160,923
Accumulated deficit	(33,775,410)	(25,210,359)
Treasury shares (7,378 and 7,378 shares, respectively)	(10,003)	(10,003)

Total Stockholders’ Equity (Deficit)	5,827,038	(5,036,586)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,805,952	$9,449,602

See accompanying notes to condensed consolidated financial statements.

LASE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026 (Unaudited)	September 30, 2025 (Unaudited)	September 30, 2026 (Unaudited)	September 30, 2025 (Unaudited)

Net sales	$1,145,676	$919,284	$3,867,534	$5,808,541
Cost of sales	1,594,923	1,352,880	4,552,759	4,238,975

Gross (Loss) Profit	(449,247)	(433,596)	(685,225)	1,569,566

Operating expenses:
Sales and marketing	495,259	342,192	1,934,322	1,354,798
General and administrative	1,092,112	2,263,383	4,058,919	5,441,189
Research and development costs	253,223	178,144	599,310	526,107
Total Operating Expenses	1,840,594	2,783,719	6,592,551	7,322,094

Operating Loss	(2,289,841)	(3,217,315)	(7,277,776)	(5,752,528)

Other income (expenses):
Interest expenses, net	(196,291)	(1,438,293)	(1,015,931)	(2,357,705)
Change in fair value of derivative liability	118,478	-	234,671	-
Registration payment arrangement expense	(148,855)	-	(506,015)	-
Total Other Expense	(226,668)	(1,438,293)	(1,287,275)	(2,357,705)
Net Loss	$(2,516,509)	$(4,655,608)	$(8,565,051)	$(8,110,233)

Deemed dividend for common control acquisition	-	(7,766,850)	-	(7,766,850)
Deemed dividend for cashless exercise of warrants	-	(6,312,971)	-	(6,312,971)
Net Loss Attributable to Common Stockholders	$(2,516,509)	$(18,735,429)	$(8,565,051)	$(22,190,054)

Loss per share - basic and diluted	$(0.05)	$(0.27)	$(0.22)	$(0.53)
Loss per share attributable to common stockholders – basic and diluted	$(0.05)	$(1.09)	$(0.22)	$(1.46)
Weighted average shares outstanding – basic and diluted	51,588,448	17,126,748	39,575,548	15,236,718

See accompanying notes to condensed consolidated financial statements.

LASE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2026 (Unaudited)	September 30, 2025 (Unaudited)

OPERATING ACTIVITIES
Net Loss	$(8,565,051)	$(8,110,233)
Adjustments to Reconcile Net Loss to Net Cash Flow from Operating Activities:
Change in allowance for credit losses	4,744	(31,301)
Shares issued for directors’ compensation	59,460	-
Shares issued for services	75,000	555,900
Depreciation and amortization	349,397	868,089
Debt discount amortization	110,625	593,701
Impairment	-	487,050
Financing costs as additional note principal on default	105,411	-
Change in fair value of derivative liability	(234,671)	-
Right-of-use assets	415,151	60,174
Change in operating assets and liabilities:
Accounts receivable	(343,044)	621,004
Contract assets	169,998	297,498
Inventories	175,623	752,072
Prepaids and other current assets	(166,434)	(131,739)
Deferred financing costs	125,000	-
Lease liability	(394,961)	-
Accounts payable	(547,968)	1,205,284
Contract liabilities	1,555,240	510,756
Accrued expenses	(56,160)	577,247
Deferred revenue	(273,144)	314,846
Net cash used in operating activities	(7,435,784)	(1,429,652)

INVESTING ACTIVITIES
Purchases of short-term investments	(6,000,000)	-
Purchase of property, plant, and equipment	(98,474)	(22,560)
Net cash used in investing activities	(6,098,474)	(22,560)

FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants, net of offering costs	11,286,130	3,487,353
Proceeds from warrant exercises	1,250,727	-
Proceeds from warrant inducement exercise, net of offering costs	7,021,628	-
Repayment of notes payable	(5,612,396)	(3,545,561)
Repayment of notes payable – related party	(751,000)	-
Distribution to affiliate	(264,270)	(2,706,547)
Treasury stock	-	44,235
Proceeds of notes payable- related party	-	751,000
Proceeds from notes payable, net	1,591,750	6,512,390
Net cash provided by financing activities	14,522,569	4,542,870
Increase in cash	988,311	3,090,658
Cash - Beginning of Period	650,339	533,871
Cash - End of Period	$1,638,650	$3,624,529
NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for investment	$-	$100,000
Inventory transferred to property, plant, and equipment	$-	$14,833
Warrants settled by the issuance of common stock	$4,958,584	$-
Promissory note issued to extinguish warrants	$-	$362,500
Fair value of common stock issued upon acquisition of entity under common control	$-	$8,400,000
Stock and Warrants for loan issuance	$-	$345,522
Exchange of warrants	$-	$6,312,971

SUPPLEMENTARY CASH FLOW INFORMATION
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$1,141,232	$1,862,932

See accompanying notes to condensed consolidated financial statements.

LASE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

Nine months ended September 30, 2026:

	Common Stock		Shares to be issued		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	(Deficit)	Capital	Deficit	Equity
Balance, December 31, 2025 (Audited)	22,852,723	$22,853	-	$-	$(10,003)	$20,160,923	$(25,210,359)	$(5,036,586)

Net loss for the three months ended March 31, 2026	-	-	-	-	-	-	(2,858,194)	(2,858,194)

Public offering of common stock and issuance of equity-classified warrants, net – February 2026	7,142,858	7,143	-	-	-	4,114,129	-	4,121,272

Issuance of common stock upon exercise of warrants – March 2026	1,075,844	1,076	-	-	-	752,015	-	753,091

Issuance of common stock and warrants from warrant inducement offering, net of issuance costs – March 2026	1,373,630	1,374	-	-	-	1,272,350	-	1,273,724

Common shares issued for services – February and March 2026	99,648	99	-	-	-	74,901	-	75,000

Common shares issued for directors’ compensation – March 2026	60,000	60	-	-	-	59,400	-	59,460

Distributions to affiliate – three months ended March 31, 2026	-	-	-	-	-	(88,090)	-	(88,090)

Balance, March 31, 2026 (Unaudited)	32,604,703	$32,605	-	$-	$(10,003)	$26,345,628	$(28,068,553)	$(1,700,323)

Net loss for the three months ended June 30, 2026	-	-	-	-	-	-	(3,190,348)	(3,190,348)

Issuance of common stock and warrants from warrant inducement offering, net of issuance costs – April 2026	5,715,085	5,715	-	-	-	3,563,856	-	3,569,571

Issuance of common stock upon exercise of warrants – April 2026	248,475	248	-	-	-	173,684	-	173,932

Issuance of common stock upon exercise of warrants – June 2026	9,080,881	9,081	-	-	-	314,623	-	323,704

Distributions to affiliate – three months ended June 30, 2026	-	-	-	-	-	(88,090)	-	(88,090)

Balance, June 30, 2026 (Unaudited)	47,649,144	$47,649	-	$-	$(10,003)	$30,309,701	$(31,258,901)	$(911,554)

Net loss for the three months ended September 30, 2026	-	-	-	-	-	-	(2,516,509)	(2,516,509)

Issuance of common stock and warrants from warrant inducement offering, net of issuance costs – July 2026	2,528,572	2,529	-	-	-	2,180,804	-	2,183,333

Public offering of common stock and issuance of equity-classified warrants, net – September 2026	10,500,000	10,500	-	-	-	7,158,036	-	7,168,536

Issuance of common stock upon cashless exercise of warrants – September 2026	8,950	9	-	-	-	(9)	-	-

Distributions to affiliate – three months ended September 30, 2026	-	-	-	-	-	(88,090)	-	(88,090)

Offering costs of the February 2026 public offering and the April 2026 warrant inducement reclassified from expense	-	-	-	-	-	(8,678)	-	(8,678)

Balance, September 30, 2026 (Unaudited)	60,686,666	$60,687	-	$-	$(10,003)	$39,551,764	$(33,775,410)	$5,827,038

Nine months ended September 30, 2025:

	Common Stock		Shares to be issued		Treasury Stock	Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	(Deficit)	Capital	Deficit	Equity
Balance, December 31, 2024 (Audited)	14,257,458	$14,257	-	$100,000	$(33,810)	$17,886,159	$(7,754,313)	$10,212,293

Net loss for the three months ended March 31, 2025	-	-	-	-	-	-	(1,680,723)	(1,680,723)

Shares issued for investment	18,692	19	-	(100,000)	-	99,981	-	-

Distributions to affiliate	-	-	-	-	-	(1,683,865)	-	(1,683,865)

Balance, March 31, 2025 (Unaudited)	14,276,150	$14,276	-	$-	$(33,810)	$16,302,275	$(9,435,036)	$6,847,705

Net loss for the three months ended June 30, 2025	-	-	-	-	-	-	(1,773,902)	(1,773,902)

Distributions to affiliate	-	-	-	-	-	(736,836)	-	(736,836)

Balance, June 30, 2025 (Unaudited)	14,276,150	$14,276	-	$-	$(33,810)	$15,565,439	$(11,208,938)	$4,336,967

Net loss for the three months ended September 30, 2025	-	-	-	-	-	-	(4,655,608)	(4,655,608)

Distributions to affiliate	-	-	-	-	-	(285,846)	-	(285,846)

Stock issued under PIPE	1,098,902	1,099	-	-	-	3,486,254	-	3,487,353

Stock issued for common control acquisition	3,000,000	3,000	-	-	-	8,397,000	-	8,400,000

Stock issued for consideration of promissory note	418,000	418	-	-	-	345,104	-	345,522

Adjustment to common stock	-	25	-	-	-	(25)	-	-

Warrant redemption	-	-	-	-	-	(362,500)	-	(362,500)

Sale of treasury stock	17,559	-	-	-	23,807	20,428	-	44,235

Deemed dividend	-	-	-	-	-	(14,079,821)	-	(14,079,821)

Exchange of warrants	3,307,215	3,307	-	-	-	6,309,664	-	6,312,971

Stock issued for consulting services	85,000	85	-	-	-	246,415	-	246,500

Compensation for service agreement (FMW)	-	-	130,000	309,400	-	-	-	309,400

Balance, September 30, 2025 (Unaudited)	22,202,826	$22,210	130,000	$309,400	$(10,003)	$19,642,112	$(15,864,546)	$4,099,173

See accompanying notes to condensed consolidated financial statements.

LASE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION

LASE Corp. (NASDAQ: LASE), formerly Laser Photonics Corporation, is an emerging laser technology company developing laser and directed-energy solutions for the defense, pharmaceutical, semiconductor and industrial markets. Through internal development, strategic acquisitions and partnerships, LASE intends to expand its technology portfolio, strengthen its advanced manufacturing capabilities and scale the enterprise profitably.

The Company was formed under the laws of Wyoming on November 8, 2019, and changed its domicile to Delaware on March 5, 2021. Effective November 4, 2026, the Company changed its name from Laser Photonics Corporation to LASE Corp. The Company’s global headquarters is located in Lake Mary, Florida.

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

The Company has incurred recurring operating losses and experienced negative operating cash flows. For the nine months ended September 30, 2026, the Company reported a net loss of $8,565,051 and net cash used in operating activities of $7,435,784, or approximately $0.8 million per month.

As of September 30, 2026, the Company had working capital of approximately $3.7 million, compared with negative working capital of approximately $7.3 million as of December 31, 2025. The improvement reflects net proceeds of approximately $19.6 million from common stock and warrant issuances and exercises, partially offset by operating cash requirements and other changes in current assets and liabilities. During the period, the Company also repaid substantially all outstanding note obligations. As of September 30, 2026, the Company held cash of $1,638,650 and short-term investments of $6,000,000, consisting of a certificate of deposit, providing aggregate liquid resources of $7,638,650. Those resources represented approximately nine months of operating cash requirements at the historical average monthly usage rate..   Management expects that the Company will require additional financing to fund operations and planned expenditures over the next twelve months, and there can be no assurance that such financing will be available on acceptable terms, or at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued.

Working capital during the nine months ended September 30, 2026, was significantly impacted by financing activities, including public offerings completed in February and September 2026, of which the September offering generated gross proceeds of approximately $7.9 million; warrant inducement transactions completed in March, April and July 2026; the exercise of previously issued warrants; and the repayment of outstanding obligations. The Company’s ability to continue as a going concern depends on its ability to raise additional debt or equity capital and ultimately achieve sustainable revenues and profitability. To date, the Company has financed its operations through borrowings and the sale of its equity securities.

Management’s plans to address these conditions include continued capital-raising initiatives, including equity offerings and warrant exercises; active management of working capital; reduction of discretionary expenditures; and initiatives intended to increase equipment sales and improve operating cash flows. While management believes these actions may improve liquidity and support ongoing operations, there can be no assurance that such plans will be successfully implemented or that sufficient financing will be available on acceptable terms.

Accordingly, management concluded that substantial doubt regarding the Company’s ability to continue as a going concern continues to exist.

The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements and accompanying notes of LASE Corp. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the financial statements of the Company’s wholly owned operating subsidiary, Control Micro Systems, Inc. (“CMS”). Intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements and accompanying notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2026 and its results of operations and cash flows for the periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. These financial statements should be read in conjunction with the financial statements, notes and significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2025.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & USE OF ESTIMATES.

ASC-280 Segment Reporting

The Company operates as a single reportable segment. The Company’s chief operating decision maker (“CODM”) is its Principal Executive Officer, who evaluates operating performance and allocates resources on a consolidated basis using consolidated net loss. The significant expense categories regularly provided to the CODM are those presented in the condensed consolidated statements of operations, including cost of sales, sales and marketing, general and administrative, and research and development expenses. Other segment items included in consolidated net loss consist of interest expense, the change in fair value of the derivative liability, and the liquidated damages charge. Segment assets are reported as total assets on the condensed consolidated balance sheet.

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

Cash

Cash consists of demand deposits held at financial institutions. The Company had no cash equivalents at September 30, 2026, or December 31, 2025.

Short-Term Investments

Short-term investments consist of a certificate of deposit with an original maturity of twelve months. The certificate of deposit is a non-negotiable time deposit with a financial institution and is therefore not within the scope of ASC 320, Investments — Debt Securities. It is carried at cost, which approximates fair value. Interest is recognized as earned and is included in interest expense, net.

On September 17, 2026, the Company placed $6,000,000 of the net proceeds of its September 2026 public offering in a flexible certificate of deposit with Bank of America, N.A., bearing interest at 3.45% per annum and maturing on September 17, 2027. The certificate of deposit may be withdrawn prior to maturity without penalty and is not pledged or otherwise restricted. Accrued interest on the certificate of deposit of $7,373 is included in accounts receivable at September 30, 2026.

Concentrations

Credit Risk. The Company maintains its cash and short-term investments at a single financial institution. At September 30, 2026, cash of $1,638,650 and short-term investments of $6,000,000 were held at Bank of America, N.A. Deposits at that institution are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor. Uninsured balances were approximately $7.4 million and $0.4 million at September 30, 2026, and December 31, 2025, respectively. The Company has not experienced any losses on these balances and management does not believe the Company is exposed to significant credit risk with respect to them.

Net revenue. During the nine months ended September 30, 2026, two customers accounted for 21.5% and 10.8% of net sales, respectively, or 32% of net sales in the aggregate. During the nine months ended September 30, 2025, no customer accounted for more than 10% of net sales.

Accounts receivable. As of September 30, 2026, the Company had accounts receivable from one customer which comprised 59% of its gross accounts receivable. As of December 31, 2025, the Company had accounts receivable from three customers which comprised 31%, 22% and 13% of its gross accounts receivable, respectively.

Accounts Receivable

Trade accounts receivable are recorded net of allowance for expected credit losses. The Company extends credit to its customers in the normal course of business and performs on-going credit evaluations of its customers. The allowance is based upon an estimate of expected credit losses over the life of outstanding receivables and involves an assessment of customer creditworthiness, historical payment experience, an assumption of future expected credit losses, and the age of outstanding receivables. As of September 30, 2026, and December 31, 2025, the Company’s allowance for expected credit losses was $4,744 and $0, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in-first-out (FIFO) method. The Company has four principal categories of inventory:

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

On September 30, 2026, and December 31, 2025, respectively, our inventories consisted of the following:

	As of	As of
	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Equipment parts	$1,301,074	$1,098,427
Finished goods	368,943	460,676
Work in process	132,885	193,498
Consignment inventory	38,361	38,361
Inventory reserve	(729,759)	(503,835)
Total inventory, net	$1,111,504	$1,287,127

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

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. Depreciation expense for the periods ended September 30, 2026 and 2025 was $276,777 and $388,597, respectively. The estimated useful lives for significant property and equipment categories are as follows:

Category	Economic Useful Life
Machinery and equipment	5-7 years
Sales demonstration units	7 years
Office furniture and computer equipment	3-5 years
Vehicles	2 years
Leasehold improvements	Shorter of the estimated useful life or the lease term

Property, plant, and equipment are comprised of the following:

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Machinery and equipment	$1,990,867	$2,000,867
Sales demonstration units	1,040,545	1,040,545
Office furniture and computer equipment	389,257	389,257
Vehicles	122,276	112,276
Leasehold improvements	366,539	268,565
Total cost	3,909,484	3,811,510
Accumulated depreciation	(2,963,093)	(2,686,316)
Property, plant and equipment, net	$946,391	$1,125,194

Long-Lived Assets

Long-lived assets, other than goodwill and indefinite-lived assets, are reviewed for impairment whenever events or changes in circumstances (“triggering events”) indicate that their carrying value may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. An impairment loss, equal to the difference between the asset’s fair value and its carrying value, is recognized when the estimated future undiscounted cash flows are less than its carrying amount. No impairment indicators were identified as of September 30, 2026.

Intangible Assets

The Company has certain intangible assets that were initially recorded at their fair value at the time of acquisition. The finite-lived intangible assets consist of trademarks and operational software and website. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful life of ten years.

The Company reviews all finite-lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in our consolidated statements of operations. During the nine months ended September 30, 2026, no indicators of impairment were identified and no impairment was recorded related to the Company’s intangible assets. Amortization expenses for the nine-month period ended September 30, 2026 and 2025 amounted to $72,620 and $479,492, respectively.

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

The Company also sells products and services to entities affiliated with ICT Investments, LLC, a holder of the Company’s common stock. These arrangements are evaluated under ASC 606 using the same five-step model applied to the Company’s other contracts with customers. The Company has concluded that it acts as principal rather than agent in these transactions under ASC 606-10-55-36 through 55-40, because it controls each product before transfer to the affiliate, is primarily responsible for fulfilling the promise to deliver the product, bears inventory risk prior to transfer, and has discretion in establishing the price. Accordingly, affiliate revenue is recognized on a gross basis at the transaction price specified in the contract, net of discounts, when control transfers to the affiliate. See Note 7.

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

The balance of deferred revenue as of September 30, 2026 and December 31, 2025 was $883,984 and $1,157,128, respectively. Revenue recognized for the nine months ended September 30, 2026 and 2025 related to the deferred revenue balance as of December 31, 2025 and 2024 was $635,332 and $55,386, respectively.

The following table presents the change in deferred revenue:

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
	(Unaudited)	(Unaudited)
Deferred revenue, beginning of period	$1,157,128	$55,386
Customer deposits received	1,247,496	1,064,373
Revenue recognized	(1,489,240)	(686,674)
Reclassifications	(31,400)	(62,855)
Deferred revenue, end of period	$883,984	$370,230

Contract Assets and Liabilities

Given the nature of the revenue recognition process, the Company generates contract liabilities (to the extent that a customer pays on project progress before the Company fulfils its performance obligations under a contract) or contract assets (to the extent that the Company has earned by satisfying performance obligations but has not yet billed the customer). Contract assets represent a right to receive payment in the future once certain conditions are met per the terms of the contract. The balance of contract assets and liabilities as of September 30, 2026, were $88,039 and $2,760,247, respectively, and as of December 31, 2025, were $258,037 and $1,205,007, respectively. Revenue recognized for the nine months ended September 30, 2026 and the year ended December 31, 2025 related to the contract liability balance as of December 31, 2025 and 2024 was $402,523 and $835,929, respectively.

The following table presents the change in the Company’s net contract liability position:

	Nine Months Ended	Year Ended
	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Net contract liability, beginning of period	$946,970	$282,432
Amounts invoiced	3,087,043	2,993,289
Revenue recognized	(1,361,805)	(2,328,751)
Net contract liability, end of period	$2,672,208	$946,970

The net contract liability consists of the following:

	As of	As of
	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Contract assets	$88,039	$258,037
Contract liabilities	(2,760,247)	(1,205,007)
Net contract liability	$(2,672,208)	$(946,970)

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

Derivatives and Liability-Classified Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Equity-classified warrants are recorded within additional paid-in capital and are not subsequently remeasured. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The Company uses Level 3 inputs for its valuation methodology for the derivative liabilities as their fair values are determined using a Black-Scholes option pricing model that incorporates significant unobservable inputs, principally expected volatility and expected life. The Company’s derivative liabilities are adjusted to reflect fair value at each reporting date, with any increase or decrease in the fair value being recorded in the statement of operations.

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

Lease

The Company leases certain corporate office space under lease agreements. The Company determines whether a contract contains a lease at contract inception. A contract is a lease if it conveys the right to control the use of the identified asset for a period in exchange for consideration. Control is determined based on the right to obtain all of the economic benefits from use of the identified asset and the right to direct the use of the identified asset. Operating lease right-of-use assets (“ROU”) represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments. Lease liabilities are recognized at the present value of the future minimum lease payments over the lease term at the commencement date. Operating lease expense is recognized on a straight-line basis over the lease term and is included in the general and administrative line in the Company’s consolidated statements of operations. The Company’s operating lease arrangements did not materially change during the nine months ended September 30, 2026. Accordingly, the disclosures required under ASC 842 should be read in conjunction with the lease disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Income Taxes

The Company accounts for income taxes using the asset and liability method and establishes a valuation allowance when it is more likely than not that deferred tax assets will not be realized. The Company did not recognize an income tax benefit for the three and nine months ended September 30, 2026 and 2025. Net operating losses generated during the nine months ended September 30, 2026, resulted in a material increase in the gross deferred tax asset and corresponding valuation allowance from December 31, 2025. Following reassessment of all available evidence, management concluded that a full valuation allowance remains appropriate as of September 30, 2026. The Company computes its interim provision by applying an estimated annual effective tax rate to year-to-date pre-tax loss, adjusted for discrete items, in accordance with ASC 740-270. The effective tax rate was 0% for all periods presented, compared to the 21% federal statutory rate, because the benefit of the Company’s losses is offset in full by the valuation allowance. The Company has no unrecognized tax benefits at September 30, 2026 or December 31, 2025.

Earnings (Loss) Per Share

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

The following table presents the computation of basic and diluted net loss per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026 (Unaudited)	September 30, 2025 (Unaudited)	September 30, 2026 (Unaudited)	September 30, 2025 (Unaudited)

Numerator:
Net loss	$(2,516,509)	$(4,655,608)	$(8,565,051)	$(8,110,233)
Deemed dividend for common control acquisition	-	(7,766,850)	-	(7,766,850)
Deemed dividend for cashless exercise of warrants	-	(6,312,971)	-	(6,312,971)
Net loss attributable to common stockholders	$(2,516,509)	$(18,735,429)	$(8,565,051)	$(22,190,054)

Denominator:
Weighted average shares outstanding – basic and diluted	51,588,448	17,126,748	39,575,548	15,236,718
Loss per share – basic and diluted	$(0.05)	$(0.27)	$(0.22)	$(0.53)
Loss per share attributable to common stockholders – basic and diluted	$(0.05)	$(1.09)	$(0.22)	$(1.46)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive: 36,655,969 and 2,487,985 warrants at September 30, 2026 and 2025, respectively. There were no options outstanding at either date.

Reclassifications

Certain prior period amounts have been reclassified to align with the current-period presentation.

Reclassification. The Company has reclassified $2,706,547 of distributions to an affiliate from operating activities to financing activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2025, to conform to the current period presentation. Distributions to owners are financing activities under ASC 230-10-45-15(a). The reclassification had no effect on net loss, total assets, total liabilities, total stockholders’ equity or the net increase in cash for any period presented

Correction of Previously Reported Amounts

Warrant Inducement

In its Quarterly Report on Form 10-Q for the three months ended March 31, 2026, the Company reported the consideration transferred to holders in connection with its March 2026 warrant inducement transaction as a deemed dividend of $1,512,480, presented as a deduction from net loss in arriving at loss attributable to common stockholders and reflected in loss per share attributable to common stockholders of $(0.16).

Management has subsequently determined that, under ASC 815-40-35-17(a), the consideration transferred in that transaction is properly recognized as a cost of the related equity offering and charged against the proceeds of that offering as a reduction of additional paid-in capital, rather than as a deemed dividend. Accordingly, the amounts presented in these condensed consolidated financial statements for the nine months ended September 30, 2026 reflect that treatment, and the Company has applied the same treatment to its April and July 2026 warrant inducement transactions.

The correction has no effect on net loss, net loss per share, total assets, total liabilities, total stockholders’ equity or any category of cash flows for any period presented. Its only effects on amounts previously reported for the three months ended March 31, 2026 are the elimination of the $1,512,480 deemed dividend, the elimination of the $(0.16) loss per share attributable to common stockholders, and corresponding changes to captions within the condensed consolidated statement of stockholders’ equity and to the supplemental non-cash disclosures within the condensed consolidated statement of cash flows. Basic and diluted net loss per share for the three months ended March 31, 2026 remains $(0.11). Management evaluated the correction and concluded that it is not material to the previously issued financial statements. The Company will present the corrected amounts for the three months ended March 31, 2026 when those amounts are next presented on a stand-alone basis.

Distribution to Affiliates

In its Quarterly Reports on Form 10-Q for the three months ended March 31, 2026 and the three and six months ended June 30, 2026, the Company did not record certain shared operating costs attributable to affiliated entities under the Company’s historical cost-allocation methodology. These costs primarily consisted of payroll, rent, utilities and related overhead incurred by the Company for the benefit of affiliated entities. The omitted allocations were $88,090 for each of the three months ended March 31, 2026 and June 30, 2026, for a cumulative amount of $176,180 as of June 30, 2026.The Company has recorded these allocations in the quarterly periods to which they relate, and the previously reported amounts for those periods have been revised accordingly.

Under the Company’s established policy, the portion of shared operating costs attributable to affiliated entities is recognized as a reduction of general and administrative expenses, with a corresponding distribution to affiliates recorded as a reduction of additional paid-in capital. The omission described above resulted from the failure to apply that policy in the first and second quarters of 2026 and was not a change in accounting policy. Accordingly, the condensed consolidated financial statements included herein reflect an allocation of $88,090 in each of the three-month periods ended March 31, 2026, June 30, 2026 and September 30, 2026, totaling $264,270 for the nine months ended September 30, 2026.

The revision reduced general and administrative expenses and net loss by $88,090, and reduced additional paid-in capital by the same amount, in each of the three months ended March 31, 2026 and June 30, 2026. Net loss for the three months ended March 31, 2026 was revised from $(2,946,284) as previously reported to $(2,858,194), and net loss for the three months ended June 30, 2026 was revised from $(3,278,438) to $(3,190,348). Because the reduction in net loss and the reduction in additional paid-in capital are equal and offsetting, total stockholders’ equity as previously reported at March 31, 2026 and June 30, 2026 is unchanged, as are total assets, total liabilities and each category of cash flows for all periods presented. There is no effect on general and administrative expenses or net loss for the nine months ended September 30, 2026, which reflect total affiliate allocations of $264,270 under either presentation. Management evaluated the omitted allocations under SEC Staff Accounting Bulletin No. 99 and No. 108 and concluded that they are not material to the financial statements of any previously reported period. Accordingly, the previously issued financial statements have not been restated, and the prior-period amounts have been revised in the accompanying condensed consolidated financial statements.

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

NOTE 3 – ASSET ACQUISITION FROM ENTITY UNDER COMMON CONTROL

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

Because the transaction was between entities under common control, the acquisition was accounted for in accordance with ASC 805-50, Transactions Between Entities Under Common Control. The acquired assets are recognized at their historical carrying amounts rather than at fair value, and no goodwill was recorded. The Beamer assets came under common control on March 31, 2025, when they were acquired by ICT. Under ASC 805-50, the Company’s financial statements for periods beginning on that date would reflect the transferred assets and their results of operations retrospectively. The Company has included those results from the date of the transfer to the Company and has determined that retrospective adjustment of the comparative period from April 1, 2025 would not have a material effect on the condensed consolidated financial statements for the nine months ended September 30, 2025. Periods prior to March 31, 2025 are not adjusted, as the assets were not then under common control.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following at September 30, 2026, and December 31, 2025:

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
District 2 Capital Fundor (past due at 12/31/25)	$-	$362,500
Agile Capital Funding and Agile Lending	-	613,985
NPA Note Holders (in default at 12/31/25)	-	2,850,000
Debt discount	-	(21,875)
Total notes payable, net of debt discount	$-	$3,804,610

Agile Capital Funding and Agile Lending

During the year ended December 31, 2025, the Company entered into three separate business loan and security agreements (the “2025 Term Loans”) with a lender for short-term loans provided by the lender or the lender’s assignees (collectively, the “Lenders”), each maturing seven months from the date the amounts were borrowed. The 2025 Term Loans were secured by a blanket lien on the Company’s assets and could be prepaid, subject to a prepayment fee equal to the aggregate amount of interest (at the contractual interest rate) that would have been payable through the maturity date. During the year ended December 31, 2025, the Company borrowed an aggregate gross amount of $4,650,000 under the 2025 Term Loans and incurred fees of $225,000, which were recorded as a debt discount and amortized over the terms of the agreements. During the year ended December 31, 2025, the Company made total repayments of $4,036,015 and amortized $203,125 of the debt discount to interest expense. As of December 31, 2025, the Company had outstanding borrowings of $613,985 and unamortized debt discount of $21,875, resulting in a net balance of $592,110. The Company made total payments of $521,843 on the 2025 Term Loans in January and February 2026, and the 2025 Term Loans and accrued interest were paid off in full during the nine months ended September 30, 2026. During the nine months ended September 30, 2026, the Company amortized the remaining $21,875 of debt discount on the 2025 Term Loans to interest expense.

On February 22, 2026, the Company entered into a separate business loan and security agreement with the same lender for an additional short-term borrowing (the “2026 Term Loan”). The 2026 Term Loan, together with any assignments thereof, was provided by the Lenders, matured thirty-two weeks from the date the amounts were borrowed, and was secured by a blanket lien on the Company’s assets. The 2026 Term Loan could be prepaid, subject to a prepayment fee equal to the aggregate amount of interest that would have been payable through the maturity date at the contractual interest rate. The Company borrowed an aggregate gross amount of $1,775,000 under the 2026 Term Loan and incurred an administrative agent fee of $88,750, which was paid at closing from the proceeds of the 2026 Term Loan and recorded as a debt discount. During the nine months ended September 30, 2026, the Company made total repayments of $1,775,000, including the final payment on September 28, 2026, and amortized the full $88,750 debt discount to interest expense. As a result, the 2026 Term Loan was paid off in full, and there were no outstanding borrowings under the 2026 Term Loan as of September 30, 2026.

District 2 Capital Fundor

On May 6, 2025, the Company issued a Promissory Note (the “District 2 Note”) in favor of District 2 Capital Fundor. The Company promised to pay to the order of District 2 Capital Fundor not later than six months from date of the Note, the principal amount of $362,500. This Note was issued in connection with extinguishment of Holder’s outstanding warrant dated August 19, 2024 (125,000 warrants). As of December 31, 2025, the Note had an outstanding principal balance of $362,500 and accrued interest of $19,618 and was past due. The District 2 Note and accrued interest were paid off during the nine months ended September 30, 2026.

NPA Note Holders

On September 12, 2025, the Company entered into a Note Purchase Agreement (the “NPA”) with four holders (the “NPA Note Holders”) pursuant to which it issued to such holders certain unsecured promissory notes (the “Notes”). The Notes are (i) in the total principal amount of $2,111,111 with an Original Issuance Discount (“OID”) equal to 10% that resulted in the Company receiving net proceeds of $1,129,400 following deductions for expenses, including an 8% placement agency fee and 1% non-accountable allowance paid to RBW Capital Partners LLC (“RBW”), a division of Dawson James Securities, Inc., under the terms of a Placement Agency Agreement dated September 5, 2025, between the Company and RBW, and repayment of principal and accrued and unpaid interest of $509,600 owed to Hudson Global Ventures, LLC (“Hudson Global”) under a convertible note in the principal amount of $455,000 issued under the term of a Securities Purchase Agreement dated August 27, 2025, (ii) due the earlier of three (3) months from the dates of the Notes which are all September 12, 2025, or in the event of a prior subsequent financing by the Company, the Notes at the option of the holder must be repaid in full or, if applicable, are exchangeable into the consideration in the subsequent offering, (iii) subject to a payment in the event of a default of 120% of the unpaid principal amount, accrued interest and all other amounts owing under the Notes, which amount increases by 5% every 30 days following the date of the event of default until the Notes are paid in full (the “Mandatory Default Amount”) and (iv) limited to prepayment only upon a change of control of the Company subject to payment of the Mandatory Default Amount. The Company was deemed to be in default and recorded an increase in principal of $738,889. As of December 31, 2025, the loan reflects an outstanding principal balance of $2,850,000, and accrued interest of $158,175.

During the nine months ended September 30, 2026, the Company satisfied and extinguished the NPA obligations in full. Settlement payments included repayment of outstanding principal of $2,850,000, accrued interest of $158,175, and other contractual amounts. The Company evaluated the extinguishment under ASC 470-50, Debt — Modifications and Extinguishments, and determined that the settlement amounts did not exceed the carrying value of the obligations as recorded at December 31, 2025. Accordingly, no gain or loss on extinguishment was recognized in the condensed consolidated statement of operations. During the nine months ended September 30, 2026, the Company amortized $41,289 of deferred financing costs to interest expense related to the remaining debt obligations.

Notes payable – related party

On April 3, 2025, April 16, 2025, June 20, 2025, July 8, 2025, and July 12, 2025, the Company received from ICT Investments, the owner of the majority of outstanding shares of the Company’s common stock, unsecured loans in the principal amount of $200,000, $400,000, $20,000, $101,000, and $30,000 respectively (the “ICT Loans”). The Company issued promissory notes, with interest at $20,000, $40,000, $2,000, $10,000, and $3,000, respectively, and a maturity date of May 31, 2025, June 30, 2025, August 30, 2025, September 8, 2025, and September 12, 2025, respectively. On September 12, 2025, the Company amended the promissory notes to include a default provision that upon default, the loans bear an annual interest rate of 10% and are due on demand. The unpaid principal balance of the ICT Loans as of December 31, 2025, was $751,000, and unpaid interest as of that date was $111,623, which was included in accrued expenses in the accompanying consolidated balance sheets. The outstanding principal of these promissory notes was repaid in full during the nine months ended September 30, 2026, and $50,615 of accrued interest remained unpaid as of September 30, 2026.

Insurance Premium Financing

The Company finances a portion of its annual insurance premiums through short-term installment arrangements with third-party premium finance companies. The arrangements are repaid in monthly installments over the policy period and bear interest at rates specified in the related agreements. Amounts outstanding under these arrangements were $39,461 and $0 at September 30, 2026 and December 31, 2025, respectively, and are included in accrued expenses in the condensed consolidated balance sheets. Such amounts are excluded from the table above.

NOTE 5 – DERIVATIVE LIABILITY

On August 27, 2025, pursuant to a Securities Purchase Agreement with Hudson Global Ventures, LLC (see Note 4), the Company issued a warrant to purchase 157,258 shares of common stock, whereby such number may be adjusted from time to time pursuant to the terms and conditions of this Warrant. The Company evaluated the warrant under ASC 815, Derivatives and Hedging, and concluded that it must be classified as a derivative liability for two reasons. First, there is no explicit limit on the number of shares deliverable, because the number of warrant shares adjusts inversely with the exercise price so as to preserve the aggregate exercise price. Second, if the common stock is at any time deemed a penny stock as defined in Rule 3a51-1 under the Exchange Act, the warrant ceases to be exercisable into common stock and the Company is required to pay the holder, in cash, an amount equal to the Black-Scholes value of the unexercised portion of the warrant, calculated as provided in the warrant agreement. The derivative liability is remeasured to fair value at each reporting period, and the change in the fair value is recognized in earnings in the accompanying statements of operations. The Company estimated the fair value of the conversion option derivative liability using a Black-Scholes option pricing model. The fair value of the derivative liability as of September 30, 2026, was $104,231 and as of December 31, 2025, was $338,902.

During the three and nine months ended September 30, 2026, the Company recognized gains from changes in fair value of derivative liabilities of $118,478 and $234,671, respectively.

The following tables summarize the derivative liability:

	September 30, 2026	December 31, 2025
Stock price	$0.85	$2.57
Risk free interest rate	5.04%	3.55%
Expected volatility	158.9%	150%
Expected life in years	3.91	4.66
Expected dividend yield	0%	0%
Number of warrants	157,258	157,258
Fair value of derivative liability	$104,231	$338,902

The following table summarizes activity related to derivative liabilities for the nine months ended September 30, 2026:

Description	Amount
(Unaudited)
Fair value of derivative liabilities at December 31, 2025	$338,902
Change in fair value of derivative liabilities	(234,671)
Fair value of derivative liabilities at September 30, 2026	$104,231

The derivative liability is classified within Level 3 of the fair value hierarchy because the valuation model incorporates significant unobservable inputs, principally expected volatility and expected life. The table below sets out those inputs. There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2026, or 2025.

The following table presents the Company’s liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

September 30, 2026
Derivative liability	$—	$—	$104,231	$104,231

December 31, 2025
Derivative liability	$—	$—	$338,902	$338,902

There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2026 and 2025.

The fair value of the derivative liability is measured using unobservable inputs and is most sensitive to the Company’s common stock price and expected volatility. A significant increase in either input, in isolation, would result in a significantly higher fair value measurement, and a significant decrease in either input would result in a significantly lower fair value measurement.

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturities of those instruments. The carrying amount of notes payable approximates fair value because the stated interest rates approximate current market rates for instruments with similar terms.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

Preferred Stock

●	Par value: $0.001
●	Authorized: 10,000,000 shares
●	Issued: There were no preferred shares issued and outstanding as of September 30, 2026, and December 31, 2025

Common Stock

●	Par value: $0.001
●	Authorized: 100,000,000 shares
●	Issued: 60,686,666 and 22,852,723 as of September 30, 2026, and December 31, 2025, respectively
●	Outstanding: 60,679,288 and 22,845,345 as of September 30, 2026, and December 31, 2025, respectively

Common shares transactions

February 2026 public offering

On February 9, 2026, the Company completed a public offering of 7,142,858 shares of common stock together with Series A-1 warrants to purchase 7,142,858 shares and Series A-2 warrants to purchase 7,142,858 shares of common stock, each at an exercise price of $0.70 per share. In connection with the offering, the Company also issued to the placement agent warrants to purchase an aggregate of 557,058 shares of common stock with a five-year term at exercise prices of $0.875 and $3.2375 per share, with an aggregate fair value of $381,374. Gross proceeds from the offering were $5,000,001. The Company received net proceeds of approximately $4,121,272 after deducting placement agent fees, commissions, and other offering-related expenses totaling $878,729.

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

September 2026 public offering

On September 14, 2026, the Company completed a public offering of 10,500,000 shares of common stock together with Series B-1 warrants to purchase 10,500,000 shares and Series B-2 warrants to purchase 10,500,000 shares of common stock, each at an exercise price of $0.75 per share, at a combined public offering price of $0.75 per share and accompanying warrants. The Series B-1 warrants have a five-year term and the Series B-2 warrants have a twenty-four-month term. In connection with the offering, the Company also issued to the placement agent warrants to purchase an aggregate of 735,000 shares of common stock with a five-year term at an exercise price of $0.9375 per share, with an aggregate fair value of $484,018. Gross proceeds from the offering were $7,875,000. The Company received net proceeds of $7,168,536 after deducting placement agent fees, commissions and other offering-related expenses totaling $706,464.

The Company evaluated the Series B-1, B-2 and placement agent warrants under ASC 815, Derivatives and Hedging, including ASC 815-40 related to contracts in an entity’s own equity, and concluded that such warrants qualify for equity classification. Accordingly, the fair value assigned to the warrants was recorded within stockholders’ equity at issuance and is not subsequently remeasured through earnings. Offering costs and selling concessions associated with the offering were recorded as reductions of additional paid-in capital.

Common stock issued upon exercise of warrants associated with February 2026 public offering

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

The fair value of the Series A-3 and Series A-4 warrants issued to the exercising holders was $2,439,159, and the fair value of the Existing Warrants immediately before the reduction in exercise price was $926,679, in each case determined using a Black-Scholes option-pricing model as of the March 15, 2026 inducement date. The resulting incremental fair value of $1,512,480, measured in accordance with ASC 815-40-35-16, represents consideration transferred to induce the imminent exercise of the Existing Warrants and the raising of equity capital. The Company recognized the $1,512,480 incremental fair value as an equity issuance cost under ASC 815-40-35-17(a) and charged it against the proceeds of the offering as a reduction of additional paid-in capital, with an offsetting increase in additional paid-in capital in the same amount for the equity-classified Series A-3 and Series A-4 warrants issued as consideration. The transaction therefore had no net effect on additional paid-in capital, and no effect on net loss, net loss per share, total stockholders’ equity or cash flows.

The March inducement agreements required the Company to file a registration statement covering the resale of the shares underlying the Series A-3 and Series A-4 warrants by April 14, 2026, and to use commercially reasonable efforts to cause it to be declared effective by May 14, 2026. A failure to meet either deadline obligates the Company to pay partial liquidated damages of 2.0% per month of the aggregate exercise price of those warrants, capped at 8.0%, or $237,363, with unpaid amounts bearing interest at 18% per annum. The Company filed the registration statement on April 24, 2026, ten days late, and it was declared effective on May 4, 2026. The late filing was an Event; because the filing preceded the first monthly anniversary, a single 2.0% charge arose on the $2,967,041 aggregate exercise price. No further liquidated damages accrue under this arrangement. The Company accounts for the arrangement under ASC 825-20 and ASC 450-20. The Company identified this registration payment arrangement during the third quarter of 2026 and recorded the related liability in that quarter. Accordingly, for each of the three and nine months ended September 30, 2026, the Company recognized liquidated damages of $59,341 within other expense and interest of $4,946 within interest expense. At September 30, 2026, accrued expenses included $59,341 of liquidated damages and $4,946 of interest, none of which had been paid. Management evaluated the effect of recording these amounts in the current period and concluded that it is not material to the three or nine months ended September 30, 2026 or to any prior period.

April Inducement Agreements

On April 26, 2026, the Company entered into a warrant inducement agreement with certain holders of the Series A-1 and Series A-2 warrants issued in its February 2026 public offering (the “Existing Warrants”). The holders exercised for cash an aggregate of 5,715,085 Existing Warrants at their original exercise price of $0.70 per share. The transaction closed on April 28, 2026 and generated gross proceeds of $4,000,560 and net proceeds of $3,569,571, after offering costs of $430,989 recorded as a reduction of additional paid-in capital. Separately, and outside the inducement transaction, during April 2026 four holders exercised an aggregate of 248,475 Series A-1 and Series A-2 warrants for cash at $0.70 per share, resulting in the issuance of 248,475 shares of common stock for aggregate proceeds of $173,933.

As consideration for the exercises, the Company issued unregistered Series A-5 warrants to purchase up to 4,742,860 shares and unregistered Series A-6 warrants to purchase up to 6,687,310 shares, each with an exercise price of $0.975 per share (the “April New Warrants”). The April New Warrants became exercisable upon stockholder approval, which was obtained on June 26, 2026, and have terms of exercise of five years and twenty-four months, respectively, running from July 16, 2026, the later of the stockholder approval date and the date the registration statement covering the resale of the underlying shares was declared effective; they expire on July 16, 2031 and July 16, 2028, respectively. The Company also issued to the placement agent warrants to purchase up to 400,056 shares of common stock at an exercise price of $0.875 per share, with a five-year term measured on the same basis and a fair value of $361,801, which was recorded as a cost of the equity financing within additional paid-in capital with no net effect on total stockholders’ equity. The Company evaluated the April New Warrants and the placement agent warrants under ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, and concluded that they qualify for equity classification. Accordingly, their fair value was recorded within stockholders’ equity at issuance and is not subsequently remeasured.

The Existing Warrants were exercised at their stated exercise price, and no term of the Existing Warrants was modified. The April New Warrants were issued solely as consideration for the exercises. Their aggregate fair value of $9,261,878, consisting of $4,270,563 for the Series A-5 warrants and $4,991,315 for the Series A-6 warrants, was determined using a Black-Scholes option-pricing model as of the April 26, 2026 inducement date. It was recognized as an equity issuance cost and charged against the proceeds of the offering as a reduction of additional paid-in capital. The charge had no effect on net loss, net loss per share or total stockholders’ equity.

In June 2026, holders exercised 4,544,452 April New Warrants (1,428,572 Series A-5 and 3,115,880 Series A-6) on a cashless basis, resulting in the issuance of 3,466,681 shares of common stock. In July 2026, holders exercised a further 2,528,572 April New Warrants (400,000 Series A-5 and 2,128,572 Series A-6) for cash in connection with the July 2026 inducement agreement described below. As of September 30, 2026, April New Warrants to purchase 4,357,146 shares (2,914,288 Series A-5 and 1,442,858 Series A-6) remained outstanding.

The inducement agreement required the Company to file a resale registration statement covering the shares issuable upon exercise of the April New Warrants by May 26, 2026, and to have it declared effective by June 25, 2026. The Company filed the registration statement on July 10, 2026, and it was declared effective on July 16, 2026. Under the agreement, the Company is obligated to pay the holders partial liquidated damages in cash equal to 2.0% of the aggregate exercise price of the April New Warrants held by each holder per month, prorated for partial months, until the registration statement was declared effective. The damages are subject to a maximum of 8.0%, or $891,553, and unpaid amounts bear interest at 18% per annum. The Company accounts for this registration payment arrangement under ASC 825-20 and ASC 450-20. During the three and nine months ended September 30, 2026, the Company recognized liquidated damages of $89,514 and $446,674, respectively, within other expense, and interest of $19,824 and $23,671, respectively, within interest expense. As of September 30, 2026, accrued expenses included liquidated damages of $446,674 and accrued interest of $23,671, none of which had been paid. No further liquidated damages accrue following effectiveness of the registration statement.

July Inducement Agreements

On July 16, 2026, the Company entered into inducement agreements with certain holders of its April New Warrants, under which the holders agreed to exercise for cash an aggregate of 2,528,572 April New Warrants (400,000 Series A-5 and 2,128,572 Series A-6) at their existing exercise price of $0.975 per share. The transaction closed on July 20, 2026, resulting in the issuance of 2,528,572 shares of common stock and gross proceeds of $2,465,358. The Company received net proceeds of $2,183,333 after deducting a placement agent cash fee of $172,575 (7.0% of gross proceeds), accountable expenses of $75,000, clearing fees of $15,950 and legal and other professional fees of $18,500, totaling $282,025, which were recorded as a reduction of additional paid-in capital. Because the April New Warrants were classified within stockholders’ equity, no gain or loss was recognized upon exercise.

As consideration for the exercises, the Company issued unregistered Series A-7 warrants to purchase up to 800,000 shares of common stock (200% of the Series A-5 warrants exercised) and unregistered Series A-8 warrants to purchase up to 4,257,144 shares of common stock (200% of the Series A-6 warrants exercised) (collectively, the “July New Warrants”). The July New Warrants have an exercise price of $0.975 per share and were exercisable immediately upon issuance. Their terms of exercise of five years and twenty-four months, respectively, run from August 6, 2026, the date the registration statement covering the resale of the underlying shares was declared effective, and they expire on August 6, 2031 and August 6, 2028, respectively. The Company also issued to the placement agent, H.C. Wainwright & Co., LLC, warrants to purchase up to 177,000 shares of common stock at an exercise price of $1.2188 per share, with a five-year term measured on the same basis and a fair value of $192,395, which was recorded as a cost of the equity financing within additional paid-in capital with no net effect on total stockholders’ equity. The Company evaluated the July New Warrants and the placement agent warrants under ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, and concluded that they qualify for equity classification.

The April New Warrants were exercised at their stated exercise price, and no term of those warrants was modified. The July New Warrants were issued solely as consideration for the exercises. Their aggregate fair value of $5,006,480, consisting of $875,924 for the Series A-7 warrants and $4,130,556 for the Series A-8 warrants, was determined using a Black-Scholes option-pricing model as of the July 16, 2026 inducement date and was recognized as a cost of the equity financing and charged against the proceeds of the offering as a reduction of additional paid-in capital. The charge had no effect on net loss, net loss per share or total stockholders’ equity.

Under the inducement agreements the Company was required to file a registration statement covering the resale of the shares issuable upon exercise of the July New Warrants within 30 calendar days of July 16, 2026 (August 15, 2026), and to use commercially reasonable efforts to cause that registration statement to be declared effective within 60 calendar days of that date (September 14, 2026), or within 90 calendar days in the case of a full review by the Securities and Exchange Commission. Upon a failure to meet either deadline, and on each monthly anniversary thereof until cured, the Company would have been obligated to pay each holder cash partial liquidated damages equal to 2.0% of the aggregate exercise price of the July New Warrants held by that holder, applied on a daily pro rata basis for any partial month, subject to a maximum of 8.0% of such aggregate exercise price, or $394,457. Amounts not paid within seven days of the date due would have borne interest at 18% per annum. The Company filed the registration statement on July 30, 2026, and it was declared effective on August 6, 2026. Both deadlines were met and no liability has been recorded under this arrangement at September 30, 2026. The Company accounts for the arrangement separately from the July New Warrants in accordance with ASC 825-20, Registration Payment Arrangements, and measures any contingent obligation under ASC 450-20.

Stockholder Approval

On June 26, 2026, at a special meeting of stockholders, the Company’s stockholders approved the warrant inducement agreements dated March 15, 2026 and April 26, 2026. As of the May 13, 2026 record date, 38,568,263 shares of common stock were outstanding and entitled to vote, of which 14,300,930 shares, or approximately 37.08%, were represented in person or by proxy. The March 15, 2026 agreement was approved by 14,183,036 votes for, 106,775 against and 11,119 abstentions, and the April 26, 2026 agreement by 14,146,320 votes for, 143,491 against and 11,119 abstentions. As a result of the approval, the condition to exercisability of the Series A-3, A-4, A-5 and A-6 warrants was satisfied, and those warrants became exercisable in accordance with their terms. The Series A-7 and A-8 warrants issued under the July 16, 2026 warrant inducement agreement are not subject to stockholder approval.

June Exercises of Series A-1, A-2, A-4, A-5 and A-6 Warrants

During June 2026, holders exercised an aggregate of 11,364,956 warrants, resulting in the issuance of 9,080,881 shares of common stock, or approximately 23.7% of the Company’s common stock outstanding as of May 14, 2026. Of these shares, 299,726 were issued upon cash exercises of Series A-4 warrants for aggregate proceeds of approximately $323,704, and 8,781,155 were issued upon cashless (net-share) exercises of 11,065,230 Series A-1, A-2, A-5 and A-6 warrants by 16 holders, for which no cash proceeds were received.

The exercises of warrants issued under the March 15 and April 26, 2026 warrant inducement agreements consisted of exercises of Series A-4 warrants by one holder on June 3 and June 8, 2026, and cashless exercises of 4,544,452 Series A-5 and A-6 warrants by one holder on June 3 and June 8–9, 2026, which resulted in the issuance of 3,466,681 shares. The Series A-6 exercises included 1,687,308 warrants stated to have been reassigned to the exercising holder by two other holders. The Company has confirmed the documentation of that reassignment.

During the three months ended September 30, 2026, holders exercised an additional 11,012 warrants on a cashless basis, resulting in the issuance of 8,950 shares of common stock. No cash proceeds were received in connection with these exercises.

Under their terms and the related warrant inducement agreements, the Series A-4, A-5 and A-6 warrants were not exercisable until the Company obtained stockholder approval, which it obtained on June 26, 2026 (see “Stockholder Approval” below). The exercises described above therefore occurred before the date on which those warrants became exercisable. In addition, the shares issued upon the cashless exercises of the Series A-5 and A-6 warrants were not covered by an effective registration statement and did not qualify for resale under Rule 144. The shares issued upon exercise of the Series A-4 warrants were issued while the related resale prospectus was unavailable, because of the delayed filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2026. All of these shares were issued without restrictive legends. The Company’s resale registration statement covering the shares issuable upon exercise of the Series A-5 and A-6 warrants was subsequently declared effective on July 16, 2026.

The Company, with the assistance of counsel, is evaluating the validity of these issuances, the effect of the June 26, 2026 stockholder approval on exercises that occurred before that date, and whether any of the shares are subject to recall, rescission, or repurchase and cancellation. As of the date of this report, no holder has asserted a claim, and the Company has not sought to recall or rescind any of the shares. As of September 30, 2026, the Company was unable to estimate the amount or range of any reasonably possible loss with respect to this matter, and no liability has been recorded. Based on the information currently available, the Company has concluded that classification of the shares within permanent stockholders’ equity is appropriate as of September 30, 2026.

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

Summary of equity-classified warrants

A summary of equity-classified warrants activity for the nine months ended September 30, 2026, is presented below:

	Number of Warrants	Exercise Price Range

Warrants outstanding at December 31, 2025 (1)	2,330,727	$3.50-5.03
Granted	56,485,558	$0.70-4.55
Exercised	(22,317,574)	$0.70-3.40
Expired or forfeited	-	-
Warrants outstanding at September 30, 2026 (1)	36,498,711	$0.70-5.03

(1)	Excludes 157,258 warrants held by Hudson Global Ventures, LLC that are classified as a derivative liability (see Note 5). Including those warrants, total warrants outstanding were 36,655,969 at September 30, 2026 and 2,487,985 at December 31, 2025. Warrants outstanding at December 31, 2025 include 56,000 placement agent warrants issued September 2, 2025 at an exercise price of $5.0250 per share that were omitted from the warrant activity table in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The outstanding equity-classified warrants had intrinsic value of approximately $2,250,600 and $0 at September 30, 2026 and December 31, 2025, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

At September 30, 2026, ICT Investments (“ICT”), its Managing Partner Dmitriy Nikitin, and its affiliates Fonon Corporation and Fonon Technologies, Inc. owned 11,373,695 shares of the Company’s common stock, representing 18.74% of the Company’s shares outstanding. On October 12, 2026, Mr. Nikitin was appointed a director and Executive Chairman and assumed the duties of principal executive officer. The Company entered into an employment agreement with Mr. Nikitin dated October 16, 2026, including an award of 2,000,000 shares of common stock that remains subject to required approvals and had not been granted as of the date of this report. See Note 9.

The related party transactions between and among the Company and the affiliated entities described above are as follows.

a. Expenses

ICT provides the Company accounting and various management services on an as-needed basis. During the nine months ended September 30, 2026 and 2025, the Company incurred approximately $33,575 and $53,640, respectively, for such services. The Company incurred no such fees after June 2026.

Dmitriy Nikitin has personally guaranteed certain corporate credit card obligations of the Company. During the nine months ended September 30, 2026 and 2025, the Company paid him guaranty fees of approximately $10,197 and $39,903, respectively. The guaranty remained in place at September 30, 2026. Compensation arrangements, expense allowances, and similar items arising in the ordinary course of business are excluded from the related party disclosures in this note in accordance with ASC 850-10-50-1. The guaranty fees described above are not compensation and are presented separately.

b. Distribution to Affiliates

During the nine months ended September 30, 2026 and 2025, the Company made distributions to Fonon Corporation, an affiliate of ICT, totaling $264,270 and $2,706,547, respectively. The distributions represented sales, marketing, payroll and other shared costs associated with the affiliate and were recognized as a reduction of general and administrative expenses, with a corresponding distribution to affiliates recorded as a reduction of additional paid-in capital, as described in Note 2.

c. Related-Party Revenue

For the nine months ended September 30, 2026 and 2025, revenue from sales to Fonon Technologies, Inc., an affiliate of ICT, totaled $0 and $791,992, respectively. These sales consisted of laser systems, OEM product, freight and related services, on terms management believes are no less favorable to the Company than those available from unaffiliated parties. The Company acts as principal in these transactions and records the related revenue on a gross basis within net sales in the accompanying condensed consolidated statements of operations.

d. Outstanding Liabilities

Accounts payable due to ICT and its affiliates as of September 30, 2026 and December 31, 2025 were $310,814 and $349,461, respectively.

During the nine months ended September 30, 2026, the Company repaid in full the outstanding principal of $751,000 owed to ICT under the promissory notes described in Note 4. As of September 30, 2026, approximately $50,615 of accrued interest on those borrowings remained unpaid and is included in accrued expenses in the condensed consolidated balance sheet.

e. Royalties and Licensing Arrangements

The Company has entered into four technology licensing and service arrangements with the entities affiliated with ICT and Dmitriy Nikitin over the previous six years: the ICT Investments CleanTech License in January 2020, the Fonon Technologies Transition Services Agreement in November 16, 2022, the Fonon Technologies Cold Cutting License in October 18, 2023, and the Fonon Corporation Technology License in May 2024. To date, the Company has not paid and does not owe these entities any royalties resulting from those agreements.

f. Former Principal Financial Officer

On May 7, 2026, the Company entered into a Master Services Agreement (the “MSA”) with The CFO Portal, LLC (“CFO Portal”), the principal of which, Roman Franklin, served as the Company’s Principal Financial Officer, providing for a monthly retainer of $22,500 plus event-based fees; the arrangement was accounted for as a related-party transaction. On June 24, 2026, the Company and CFO Portal terminated the MSA effective June 19, 2026, and in connection with the termination the Company paid all past-due fees and a lump-sum payment of $50,000 and agreed to continue directors’ and officers’ insurance coverage and indemnification for Mr. Franklin with respect to his prior service. During the nine months ended September 30, 2026, the Company incurred $104,645 under the MSA, including the termination payment, all of which was paid and expensed during the period. No amounts were incurred under the MSA during the three months ended September 30, 2026, and no amounts were payable to CFO Portal as of September 30, 2026.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Registration Payment Obligations

At September 30, 2026, the Company had accrued $506,015 of liquidated damages associated with registration payment arrangements under its March and April 2026 warrant inducement agreements, together with related interest of $28,617. These amounts are included in accrued expenses and are described further in Note 6.

Settlement Agreements

In January 2025, Aegis Capital Corp. filed suit against the Company in the U.S. District Court for the Southern District of New York (Case No. 1:25-cv-00080-PKC), asserting breach of a 2024 placement agent agreement. On May 14, 2026, the parties entered into a settlement agreement under which the Company agreed to pay $300,000, consisting of an initial payment of $100,000 and five monthly installments of $40,000 through October 2026, in exchange for mutual releases and dismissal with prejudice, with no admission of liability. The Company recorded a $300,000 charge during the nine months ended September 30, 2026. During the three months ended September 30, 2026, the Company paid three installments totaling $120,000. As of September 30, 2026, $40,000 remained payable and was included in accounts payable. The final installment was paid in October 2026.

In April 2026, the Company settled counterclaims in a Florida contract action (Laser Photonics, LLC v. Photon Technologies, LLC) for $68,333. The settlement was paid in full and recognized in operating expenses during the nine months ended September 30, 2026, and the related action was dismissed with prejudice.

NOTE 9 – SUBSEQUENT EVENTS

Management evaluated subsequent events through November 12, 2026, the date these condensed consolidated financial statements were issued, and determined that there were no subsequent events requiring recognition or disclosure in the condensed consolidated financial statements, other than as described below and elsewhere in these notes.

1. Changes in executive officers and directors

On October 6, 2026, Timothy A. Peterman became the Company’s permanent Chief Financial Officer and Secretary, continuing as principal financial officer and principal accounting officer. His employment agreement provides for a three-year term, annual base salary of $300,000, discretionary bonus opportunities, equity awards, relocation and automobile benefits, and specified termination benefits. The appointment and material agreement terms were reported in the Company’s Current Report on Form 8-K filed October 20, 2026. Mr. Peterman had served as Acting Chief Financial Officer and acting principal financial officer and acting principal accounting officer since September 8, 2026. In connection with that appointment, Ralph Venegas returned to his prior position as Vice President, Finance and Reporting.

On October 12, 2026, Dmitriy Nikitin joined the Board as Executive Chairman and assumed principal executive officer responsibilities. His employment agreement provides for a three-year term, annual base salary of $400,000, an automobile allowance, an equity award of 2,000,000 common shares and specified termination benefits. The equity award is subject to required approvals and had not been granted as of the date of this report. The appointment and material agreement terms were reported in the Company’s Current Report on Form 8-K filed October 16, 2026

On October 13, 2026, Wayne Tupuola, who had been on a leave of absence since June 2026, resigned as Chief Executive Officer and as a director. On that same date, Ann Tewari ceased serving as Interim President and returned to her prior position as Global Vice President of Operations and Strategy.

On October 26, 2026, the Company entered into a consulting and release agreement with Mr. Tupuola effective October 14 2026. The agreement provides for consulting services as an independent contractor at an annualized fee of $112,000 and is terminable by either party on one week’s notice. It also provides for an award of 150,000 restricted stock units under the Company’s 2019 Stock Incentive Plan, vesting in full on the grant date, and a one-time payment of $1,000 in consideration for a general release of claims.

On November 3, 2026, the Board of Directors appointed Sanjay Adhav and Timothy A. Peterman, the Company’s Chief Financial Officer, as directors to fill two existing vacancies on the Board, effective immediately. Each will hold office in accordance with the Company’s Certificate of Incorporation and Bylaws. There are no arrangements or understandings between either Mr. Adhav or Mr. Peterman and any other person pursuant to which either was appointed as a director, and neither is a party to any transaction with a related person required to be disclosed under Item 404(a) of Regulation S-K. The appointments were reported in the Company’s Current Report on Form 8-K filed November 9, 2026.

2. Lease amendment

On October 15, 2026, the Company and the lessor executed an amendment to the lease of the Company’s Metric Drive facility in Winter Park, Florida, consisting of approximately 52,200 square feet occupied by the Company’s Control Micro Systems operations. The amendment extends the lease term, which was scheduled to expire on October 31, 2026, for one additional year to October 31, 2027. Base rent and operating expense reimbursements during the extension term total $55,844 per month, or approximately $670,000 in the aggregate, and the operating expense reimbursements are subject to adjustment on June 1, 2027 to reflect the lessor’s actual expenses. The extension term is twelve months and the lease contains no renewal option. Accordingly, the Company continues to apply the short-term lease exception in ASC 842-20-25-2 to this lease, and no right-of-use asset or lease liability has been recognized with respect to it.

3. Letter of intent

On October 19, 2026, the Company entered into a letter of intent with ICT Investments, LLC concerning the Company’s potential acquisition of Fonon Technologies, Inc. and related businesses affiliated with Executive Chairman Dmitriy Nikitin. The proposed transaction is intended to consolidate certain technology rights and related operations within the Company. The acquisition terms are non-binding and remain subject to due diligence, negotiation of definitive agreements and applicable approvals. Certain provisions of the letter of intent concerning exclusivity, confidentiality, expenses and governing law are binding. Execution of the letter of intent does not commit the Company to complete an acquisition, and completion is uncertain.

4. Nasdaq listing notice

On October 20, 2026, the Company received a Nasdaq minimum bid-price deficiency notice. The initial compliance period expires April 19, 2027. See “Nasdaq listing compliance” in Management’s Discussion and Analysis.

5. Name change and amended bylaws

Effective November 4, 2026, the Company filed a Certificate of Amendment to its Certificate of Incorporation changing its corporate name from Laser Photonics Corporation to LASE Corp., and adopted amended and restated bylaws. The Company’s common stock continues to trade on the Nasdaq Capital Market under the symbol “LASE.”

In addition to reflecting the corporate name and Delaware law, the bylaws address advance notice and procedural requirements for stockholder proposals and director nominations, special meetings, director vacancies and removal, board and committee procedures, and indemnification and advancement of expenses. The bylaws retain the one-third stockholder quorum requirement and provide that a majority of the authorized number of directors constitutes a board quorum.

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

The “Company,” “we,” “us,” or “our,” are references to the business of LASE Corp., a Delaware corporation.

Overview

We are an emerging laser technology company developing laser and directed-energy solutions for the defense, pharmaceutical, semiconductor and industrial markets. Through internal development, strategic acquisitions and partnerships, we intend to expand our technology portfolio, strengthen our advanced manufacturing capabilities and scale the enterprise profitably.

We were formed under the laws of Wyoming on November 8, 2019, and changed our domicile to Delaware on March 5, 2021. Effective November 4, 2026, we changed our name from Laser Photonics Corporation to LASE Corp.

Our principal executive offices are located at 250 Technology Park, Lake Mary FL, 32746, and our telephone number is (407) 804-1000. Our website address is www.lase.com. Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), and other information related to us, are available, free of charge, on that website as soon as we electronically file those documents with, or otherwise furnish them to, the SEC. Our website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Quarterly Report on Form 10-Q.

Recent Developments

During and following the third quarter of 2026, we took steps to strengthen our balance sheet, expand our financial leadership and external securities law and financial reporting support, and focus our growth strategy on defense applications while continuing to serve our industrial, pharmaceutical and semiconductor markets.

Strengthening Executive Leadership and Board Governance

Effective August 20, 2026, Carlos Gonzalez resigned from the Board, including his positions on the Audit, Compensation, and Nominating and Corporate Governance Committees. His resignation did not result from a disagreement concerning our operations, policies or practices.

On September 8, 2026, Timothy A. Peterman became Acting Chief Financial Officer and was subsequently appointed permanent Chief Financial Officer and Secretary, effective October 6, 2026. He continues as principal financial officer and principal accounting officer.

On October 12, 2026, Dmitriy Nikitin joined the Board as Executive Chairman and assumed principal executive officer responsibilities. Effective October 13, 2026, Wayne Tupuola resigned as Chief Executive Officer and director, and Ann Tewari returned from Interim President to Global Vice President of Operations and Strategy. We do not presently plan to appoint a separate Chief Executive Officer.

On November 3, 2026, the Board appointed Sanjay Adhav and Timothy A. Peterman, our Chief Financial Officer, as directors to fill two existing vacancies.

Note 9 to our accompanying condensed consolidated financial statements describes the subsequent appointments and employment arrangements.

Strengthening Our Balance Sheet and Financial Governance

On July 16, 2026, we entered into warrant exercise inducement agreements with certain holders of outstanding warrants. The transaction closed on July 20, 2026, generating gross proceeds of $2,465,358 and net proceeds of $2,183,333. The related warrant issuances and transaction terms are described in Note 6 to our accompanying condensed consolidated financial statements.

On July 20, 2026, following the Audit Committee’s review and recommendation, we appointed Rosenfield & Company, PLLC as our independent registered public accounting firm for 2026, replacing Weinberg & Company, P.A. We reported no disagreements with Weinberg or reportable events in the periods addressed by our July 24, 2026 Form 8-K.

On September 14, 2026, we completed a public offering of 10,500,000 shares of common stock and accompanying Series B-1 and Series B-2 warrants, generating aggregate gross proceeds of $7,875,000 and net proceeds of approximately $7,168,536. As of September 30, 2026, $6,000,000 of the net proceeds was held in a certificate of deposit maturing September 17, 2027. See Note 6 to our accompanying condensed consolidated financial statements.

On October 20, 2026, we announced the engagements of Sheppard, Mullin, Richter & Hampton LLP as outside securities counsel and CBIZ, Inc. as a financial reporting consultant. Sheppard Mullin advises on securities compliance, public-company reporting, governance and financing matters. CBIZ assists management with reporting procedures, accounting documentation and internal control practices. These engagements supplement management’s efforts to improve the reliability and consistency of our financial reporting.

Nasdaq listing notice. On October 20, 2026, we received a notice from Nasdaq that our common stock had not satisfied the minimum bid-price requirement. See Note 9 to our accompanying condensed consolidated financial statements.

Focusing on Development of Defense Applications

We continued developing our directed-energy platform, Quantum Bullet, and its first application, the Laser Shield Anti-Drone System, or LSAD, with Fonon Technologies, an affiliated company.

In July, Fonon Technologies was selected to proceed to the second phase of the Shaw Air Force Base Battle Lab Commercial Solutions Opening evaluation under the rapid point-defense and multi-threat and swarm-defeat areas of interest. That phase contemplated a presentation addressing technical design, readiness, deployment timing, preliminary pricing and intellectual-property matters. Advancement in the evaluation process did not constitute a procurement award.

In August, we and Fonon Technologies reported discussions with U.S. Special Operations Command concerning LSAD’s potential operational applications. We also reported a controlled test at our Lake Mary facility in which the system detected, tracked and engaged a simulated drone target in under three seconds. The test used a decoy under controlled conditions; performance in operational environments remains subject to further testing and evaluation.

In October, we announced plans to present our Quantum Bullet platform at the I/ITSEC conference. Our development efforts include optical sensor disruption and additional directed-energy capabilities, with commercialization subject to further development, testing and customer acceptance.

Factors and Trends That Affect Our Operations and Financial Results

In reading our financial statements, you should be aware of the following factors and trends that our management believes are important in understanding our financial performance.

Supply Chain. We are experiencing increased lead times for certain parts and components purchased from third party suppliers; particularly electronic components. We, our customers and our suppliers, continue to face constraints related to supply chain and logistics, including availability of capacity, materials, air cargo space, sea containers and higher freight rates and import duties. Supply chain and logistics constraints are expected to continue for the foreseeable future and could affect our ability to supply products and our customers’ demand for our product or readiness to accept deliveries. Notwithstanding these effects, we believe we can meet the near-term demand for our products, but the situation is fluid and subject to change.

On October 20, 2026, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC advising that, based on the closing bid price of our common stock for the preceding 30 consecutive business days, we were not in compliance with the minimum bid price requirement of $1.00 per share under Nasdaq Listing Rule 5550(a)(2). The notice has no immediate effect on the listing or trading of our common stock. We have 180 calendar days, or until April 19, 2027, to regain compliance, which requires that the closing bid price of our common stock be at least $1.00 per share for a minimum of 10 consecutive business days, unless Nasdaq exercises its discretion to require a longer period. We may be eligible for an additional 180-day period if it satisfies the conditions in Listing Rule 5810(c)(3)(A), which may include effecting a reverse stock split. There can be no assurance that we will regain compliance or that our common stock will remain listed on The Nasdaq Capital Market. Receipt of the notice was reported on a Current Report on Form 8-K filed October 23, 2026.

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

Research and development expenses. We plan to continue to invest in research and development.. We believe that these investments will sustain our position as a leader in the laser industry and will support the development of new products that can address new markets and growth opportunities. The amount of research and development expenses we incur may vary from period to period.

Results of Operations

Correction of Previously Reported Amounts.

Affiliate cost allocations under our historical cost-allocation methodology were omitted from the first and second quarters of 2026 and have been recorded in the quarters to which they relate. Results for the nine months ended September 30, 2026 include total affiliate cost allocations of $264,270, consisting of $88,090 attributable to each quarter. The previously reported first- and second-quarter amounts have been revised accordingly. The change affects the quarterly timing of expense recognition but does not change the $264,270 reflected in the nine-month results. This matter is described in Note 2 to the condensed consolidated financial statements.

As first disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, we corrected the accounting for consideration transferred in our March 2026 warrant inducement transaction. The $1,512,480 previously presented as a deemed dividend was reclassified as a cost of the related equity offering within additional paid-in capital. The correction did not affect net loss, total assets, total liabilities, total stockholders’ equity or cash flows, but reduced the previously reported loss attributable to common stockholders and the related basic and diluted loss per share. This matter is described in Note 2 to the condensed consolidated financial statements.

Financial Results For The Three Months Ended September 30, 2026

Net Sales increased $226,392, or 24.6%, to $1,145,676 for the three months ended September 30, 2026, compared with $919,284 in the same prior-year period. Management attributes the increase in part to improved production discipline and execution. This represents our first quarter of year-over-year net sales growth in 2026 and our first since the fourth quarter of 2025.

Cost of Sales and Gross Loss. Cost of sales increased $242,043, or 17.9%, to $1,594,923, compared with $1,352,880 in the same prior-year period. Net sales increased at a faster rate than cost of sales, improving gross margin by approximately 800 basis points to negative 39.2%, compared with negative 47.2%. Gross loss was $449,247, compared with $433,596. Manufacturing costs remained above net sales despite the improvement in gross margin.

Operating Expenses. Total operating expenses decreased $943,125, or 33.9%, to $1,840,594, compared with $2,783,719 in the same prior-year period. General and administrative expenses decreased $1,171,271 to $1,092,112, partially offset by increases in sales and marketing expenses of $153,067 to $495,259 and research and development expenses of $75,079 to $253,223. Our development priorities increasingly emphasize defense applications and advancement toward commercialization. The reported expense reduction includes $88,090 of shared costs allocated to affiliates for the quarter, as described in Note 2 of our accompanying condensed consolidated financial statements.

Operating Loss and Other Expense. Operating loss decreased $927,474, or 28.8%, to $2,289,841, compared with $3,217,315 in the same prior-year period, reflecting lower operating expenses, partially offset by a modest increase in gross loss. Other expense decreased $1,211,625, or 84.2%, to $226,668, primarily reflecting an 86.4% reduction in net interest expense to $196,291 following debt repayments during 2026. Other expense also reflected $148,855 of registration payment arrangement expense, partially offset by a $118,478 noncash gain from remeasurement of the derivative liability.

Net Loss. Net loss decreased $2,139,099, or 46.0%, to $2,516,509 for the three months ended September 30, 2026, compared with $4,655,608 in the same prior-year period. This represents our first year-over-year improvement in quarterly net results since the fourth quarter of 2024. The improvement reflects a $927,474 reduction in operating loss and a $1,211,625 reduction in other expense, primarily driven by lower operating expenses and net interest expense.

Basic and diluted loss per share attributable to common stockholders was $0.05, compared with $1.09 in the same prior-year period. The prior-year calculation includes $14,079,821 of deemed dividends, which increased loss attributable to common stockholders but did not affect net loss.

Financial Results For The Nine Months Ended September 30, 2026

Net Sales. Third-quarter net sales growth of $226,392, or 24.6%, was outweighed by year-over-year declines of $1,374,729, or 60.0%, in the first quarter and $792,670, or 30.5%, in the second quarter. Consequently, net sales for the nine months ended September 30, 2026 decreased $1,941,007, or 33.4%, to $3,867,534, compared with $5,808,541 in the same prior-year period. The decline reflects a $1,149,684 decrease in laser-cleaning systems and related service revenue and the absence of affiliate revenue, which totaled $791,992 in 2025.

Cost of Sales and Gross Loss. Cost of sales increased $313,784, or 7.4%, to $4,552,759, while net sales declined 33.4%, resulting in a gross loss of $685,225 compared with gross profit of $1,569,566. The approximately 800-basis-point year-over-year improvement in third-quarter gross margin was outweighed by declines of approximately 3,400 basis points in the second quarter and 8,170 basis points in the first quarter. Consequently, nine-month gross margin declined approximately 4,470 basis points to negative 17.7%, compared with positive 27.0% in the same prior-year period. The deterioration reflects lower laser-cleaning and affiliate revenue without a corresponding reduction in the supporting cost base, and includes inventory reserve charges of $225,924.

Operating Expenses. Total operating expenses for the nine months ended September 30, 2026 decreased $729,543, or 10.0%, to $6,592,551, compared with $7,322,094 in the same prior-year period. The third-quarter reduction in operating expenses of $943,125, or 33.9%, together with a first-quarter reduction of $173,738, or 7.0%, more than offset the second-quarter increase of $387,320, or 18.8%. General and administrative expenses decreased $1,382,270, partially offset by increases in sales and marketing expenses of $579,524 and research and development expenses of $73,203. The expense mix reflects greater emphasis on commercial activities and defense-related product development. The reported reduction includes $264,270 of shared costs allocated to affiliates, consisting of $88,090 in each quarter, as described in Note 2.

Operating Loss and Other Expense. Our nine-month operating loss increased $1,525,248, or 26.5%, to $7,277,776, compared with $5,752,528 in the same prior-year period. The third-quarter improvement in operating loss of $927,474, or 28.8%, was outweighed by year-over-year increases in operating loss of $1,115,204 in the first quarter and $1,337,518 in the second quarter. The first-half increases reflected lower net sales and gross margin, while the third-quarter improvement primarily reflected lower operating expenses.

The third-quarter reduction in other expense of $1,211,625 more than offset increases of $62,267 in the first quarter and $78,928 in the second quarter. Nine-month other expense therefore decreased $1,070,430, or 45.4%, to $1,287,275, primarily reflecting lower net interest expense following debt repayments. The nine-month period also included $506,015 of registration payment arrangement expense, partially offset by a $234,671 noncash gain from remeasurement of the derivative liability.

Net Loss. The third-quarter reduction in net loss of $2,139,099, or 46.0%, was outweighed by year-over-year increases of $1,177,471 in the first quarter and $1,416,446 in the second quarter. Consequently, net loss for the nine months ended September 30, 2026 increased $454,818, or 5.6%, to $8,565,051, compared with $8,110,233 in the same prior-year period. The third-quarter improvement reflects lower operating expenses and net interest expense, which substantially offset the first-half increases in net loss.

Basic and diluted loss per share attributable to common stockholders was $0.22, compared with $1.46 in the same prior-year period. The prior-year calculation includes $14,079,821 of deemed dividends, which increased loss attributable to common stockholders but did not affect net loss.

Liquidity and Capital Resources

Cash and Liquidity Overview. At September 30, 2026, we held cash and an unrestricted certificate of deposit totaling $7,638,650, an increase of $4,014,121, or 110.7%, compared with $3,624,529 at September 30, 2025. The balance includes $6,000,000 in a certificate of deposit that may be withdrawn prior to maturity without penalty and is not pledged or otherwise restricted. The improvement reflects proceeds from public offerings and warrant exercises, partially offset by operating cash requirements, debt repayments and other expenditures. The September public offering generated net proceeds of approximately $7.2 million, materially strengthening our liquidity.   Working capital improved to $3,743,895 from a deficit of $7,344,637 at December 31, 2025.

The following is a summary of our cash flows provided by (and used in) operating, investing, and financing activities for the nine-month periods ended September 30, 2026, and September 30, 2025.

	Nine Months Ended September 30
	2026	2025
Net cash used in operating activities	$(7,435,784)	$(1,429,652)
Net cash used in investing activities	(6,098,474)	(22,560)
Net cash provided by financing activities	14,522,569	4,542,870
Net cash increase for period	988,311	3,090,658
Cash at the beginning of period	650,339	533,871
Cash at end of period	$1,638,650	$3,624,529

As of September 30, 2026, we had cash of $1,638,650, short-term investments of $6,000,000, total current assets of $10,011,601, and total current liabilities of $6,267,706. We had working capital of $3,743,895, compared with a working capital deficit of $7,344,637 as of December 31, 2025. The improvement in working capital was primarily attributable to our February and September 2026 public offerings, proceeds received from warrant exercises and the March, April and July 2026 warrant inducement transactions, and the repayment of substantially all outstanding debt obligations during the period.

Operating Activities

Net cash used in operating activities was $7,435,784 for the nine months ended September 30, 2026, compared with $1,429,652 for the nine months ended September 30, 2025. Operating cash outflows during the current period were primarily driven by our net loss of $8,565,051, partially offset by non-cash items including depreciation and amortization of $349,397, amortization of the right-of-use asset of $415,151, stock issued for services and directors’ compensation of $134,460, amortization of debt discount, and financing costs recognized as additional note principal on default, less the gain of $234,671 on the change in fair value of the derivative liability. Working capital changes provided $244,150 in aggregate, with an increase in contract liabilities of $1,555,240 and decreases in inventories of $175,623, contract assets of $169,998 and deferred financing costs of $125,000, largely offset by decreases in accounts payable of $547,968, lease liabilities of $394,961, deferred revenue of $273,144 and accrued expenses of $56,160, and increases in accounts receivable of $343,044 and prepaid and other current assets of $166,434.

Investing Activities

Net cash used in investing activities was $6,098,474 for the nine months ended September 30, 2026, compared with $22,560 for the nine months ended September 30, 2025. Investing activity during the current period consisted of $6,000,000 placed in short-term investments from the proceeds of our September 2026 public offering, together with $98,474 of purchases of property and equipment and intangible assets.

Financing Activities

Net cash provided by financing activities increased to $14,522,569 for the nine months ended September 30, 2026, compared with $4,542,870 in the same prior-year period. We generated $19,558,485 of net proceeds from common stock and warrant issuances and exercises and received $1,591,750 of net borrowing proceeds. These inflows were partially offset by $6,363,396 of repayments of third-party and related-party notes and $264,270 classified as distributions to an affiliate. The capital-raising transactions strengthened liquidity while enabling the Company to repay our outstanding note obligations. Our ongoing funding requirements are discussed under “Going Concern.”

Going Concern

Our liquidity improved materially during 2026 following our capital-raising transactions. During the period, we also repaid substantially all outstanding note obligations. During and following the third quarter, management strengthened our financial leadership and engaged additional professional legal and accounting resources to help us improve our financial reporting, governance and internal control processes.

Nevertheless, we continue to incur operating losses and negative operating cash flows. Our ability to meet obligations as they become due depends on available liquidity, operating performance and our ability to obtain additional financing when needed.

For the nine months ended September 30, 2026, we incurred a net loss of $8,565,051 and used $7,435,784 of cash in operating activities, or approximately $0.8 million per month.

At September 30, 2026, we held cash of $1,638,650 and short-term investments of $6,000,000, consisting of a certificate of deposit, providing $7,638,650 of liquid resources in the aggregate. Those resources represented approximately nine months of operating cash requirements at the historical average monthly usage rate. This historical comparison is not a forecast of future cash requirements; management’s going-concern assessment covers the one-year period following issuance of these financial statements.

Management expects that we will require additional financing to fund operations and planned expenditures over the next twelve months. We have historically financed our operations through borrowings and sales of equity securities, including the February and September 2026 public offerings and the March, April and July 2026 warrant inducement transactions described above.

There can be no assurance that additional financing will be available when needed or on acceptable terms. Management’s plans do not presently alleviate substantial doubt about our ability to continue as a going concern for one year after issuance of these financial statements. See Note 1 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not maintain any material off-balance sheet arrangements, including obligations under guaranteed contracts, retained or contingent interests in transferred assets, obligations under certain derivative instruments, or obligations arising from variable interest entities.

Critical Accounting Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Management bases its estimates on historical experience and on other assumptions believed to be reasonable under the circumstances, and actual results may differ from those estimates.

Our critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to those critical accounting estimates during the nine months ended September 30, 2026. The estimates most significant to the condensed consolidated financial statements for the period were the valuation of equity-classified and liability-classified warrants issued in connection with our public offerings and warrant inducement transactions, the measurement of revenue recognized over time and the related contract assets and contract liabilities, the evaluation of our ability to continue as a going concern, and the valuation allowance recorded against deferred tax assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934 and is not required to provide the information required by this Item. Notwithstanding this exemption, we provide the following disclosure.

Interest Rate Risk

Our debt obligations primarily bear fixed interest rates and management does not believe changes in market interest rates had a material impact on our financial position, results of operations, or cash flows during the three and nine months ended September 30, 2026. At September 30, 2026, we held $6,000,000 in a fixed-rate certificate of deposit maturing September 17, 2027. Because the instrument bears a fixed rate, changes in market interest rates would not affect the interest income we earn on it prior to maturity; a decline in prevailing rates would, however, reduce the yield available on reinvestment. A hypothetical 100 basis point change in interest rates would change annual interest income on an equivalent reinvested balance by approximately $60,000.

Derivative Instruments and Foreign Currency Risk

Our outstanding warrants were evaluated under ASC 815-40. The warrant issued to Hudson Global Ventures, LLC is classified as a derivative liability and was carried at a fair value of $104,231 as of September 30, 2026. All other outstanding warrants are classified as equity instruments and are not accounted for as derivative liabilities. These include the Series A-1 through Series A-8 warrants, the Series B-1 and B-2 warrants and the placement agent warrants issued during 2026. The fair value of the derivative liability is measured using Level 3 inputs and is sensitive to changes in our common stock price and expected volatility. Changes in fair value resulted in gains of $118,478 and $234,671 for the three and nine months ended September 30, 2026, respectively.

We do not currently have any sales, own any assets or operate any facilities outside the United States and, consequently, we are not affected by foreign currency fluctuations or exchange rate changes. As of September 30, 2026, we had no outstanding notes payable, following repayment in full of the Agile 2026 Term Loan in September 2026. Our remaining third-party financing obligation was an insurance premium financing arrangement of approximately $39,461, which is included in accrued expenses in the condensed consolidated balance sheet. Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes was not material to our financial condition or results of operations as of September 30, 2026.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

During the quarter ended September 30, 2026, we added financial leadership through the appointment of a new Acting Chief Financial Officer and expanded technical accounting and executive-level review of significant financing and equity transactions. These changes were intended to strengthen oversight of financial reporting and the identification and accounting assessment of non-routine transactions.

These changes are reasonably likely to materially affect our internal control over financial reporting as the related review procedures are implemented and become established. They did not remediate the material weaknesses existing at September 30, 2026, which require further implementation and testing of controls.

Other than the changes described above and the remediation activities discussed in this Item, there were no changes in internal control over financial reporting during the quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of September 30, 2026. Based on that evaluation, management concluded that disclosure controls and procedures were not effective because of the material weaknesses described below.

The material weaknesses concern the financial close and review process; identification, approval and disclosure of related-party transactions; segregation of duties and monitoring; documentation of accounting policies and controls; authorization and issuance of equity securities; and accounting for complex financing and warrant transactions, including registration payment obligations and valuation assumptions.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our Annual Reports on Form 10-K for the years ended December 31, 2025 and 2024, management identified the following material weaknesses in internal control over financial reporting, each of which remained unremediated as of September 30, 2026:

●	Continuing Weakness: The system of internal controls failed to identify multiple journal entries that were identified by the external auditor.
●	Continuing Weakness: Lack of a formal control process related to the identification and approval of related party transactions.
●	Continuing Weakness: We are not able to fully maintain segregation of duties within our financial operations due to our reliance on limited personnel in the finance function.
●	Continuing Weakness: As a smaller company, we lack sufficient resources to perform the internal audit function.
●	Continuing Weakness: Documentation of all proper accounting procedures is not yet complete.

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, management identified the following additional material weaknesses, each of which remained unremediated as of September 30, 2026:

●	Continuing Weakness: We did not maintain effective controls over the authorization and issuance of our equity securities in connection with warrant and other complex financing transactions. During the quarter ended June 30, 2026, shares of common stock were issued upon the exercise of Series A-4, Series A-5, and Series A-6 warrants before those warrants had become exercisable — exercisability being conditioned on receipt of the stockholder approval required under applicable Nasdaq Listing Rules, which was obtained on June 26, 2026 — and certain of those shares were issued without registration under the Securities Act of 1933, as amended, or an appropriate restrictive legend. As a result, we did not have effective controls to ensure that our equity securities were issued only after the underlying instruments had become exercisable in accordance with their terms and in compliance with applicable securities laws, the governing warrant agreements, and applicable stock exchange listing requirements. The occurrence created a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis, and could expose us to noncompliance with securities laws and Nasdaq listing requirements in the future.

●	Continuing Weakness: We did not maintain effective controls over the identification and application of the accounting guidance applicable to non-routine equity and warrant transactions. Management’s initial application of the accounting for our March 2026 warrant inducement transaction did not reflect the guidance in ASC 815-40-35-14 through 35-18 applicable to modifications of equity-classified warrants, and the resulting presentation of a deemed dividend and of loss per share attributable to common stockholders in the our Quarterly Report on Form 10-Q for the three months ended March 31, 2026 required correction. During the quarter ended September 30, 2026, management further identified that (i) the registration payment arrangement arising under our March 2026 warrant inducement agreements had not been identified or recorded, and the related partial liquidated damages were recorded in the current period; and (ii) the expected term used to measure the warrants issued in the July 2026 warrant inducement transaction did not reflect the effective date of the related resale registration statement, and the measurement was corrected in the current period. These control deficiencies created a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

Remediation Activities

During the third quarter, we added financial leadership and undertook additional review of significant financing and equity transactions. Following quarter-end, we made additional leadership changes and engaged CBIZ and Sheppard Mullin to support financial reporting, internal control and legal initiatives.

Management’s remediation priorities include documented account reconciliations and journal-entry review; a complete related-party transaction register and approval process; pre-issuance verification of equity authorization and contractual conditions; and written technical accounting and independently reviewed valuation analyses for significant financing transactions. These measures remain subject to implementation and testing. The material weaknesses had not been remediated as of September 30, 2026.

Notwithstanding the material weaknesses described above, management performed additional review and validation procedures, including expanded technical accounting review and executive-level review of significant financing and equity transactions, and concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows in conformity with U.S. GAAP.

Changes in Internal Controls over Financial Reporting

Other than the ongoing remediation activities associated with the previously identified material weaknesses described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below.

Additional equity financings and exercises of outstanding warrants may substantially dilute existing stockholders.

Although our 2026 financings materially improved liquidity, we continue to incur operating losses and use cash in operations. We may require additional capital to fund operations, product development and commercialization. Financing may not be available when needed or on acceptable terms.

Additional equity financings and exercises of outstanding warrants may substantially dilute existing stockholders. At September 30, 2026, warrants to purchase 36,655,969 common shares were outstanding, compared with warrants to purchase 2,487,985 shares at December 31, 2025. Exercise proceeds depend on holder decisions, market conditions and contractual terms; certain warrants permit cashless exercise. Accordingly, outstanding warrants do not represent committed future financing.

Our common stock does not currently satisfy the Nasdaq minimum bid-price requirement, and we may be delisted.

On October 20, 2026, Nasdaq notified us that our common stock had failed its $1.00 minimum bid-price requirement for thirty consecutive business days. The notice did not immediately affect trading. Our initial compliance period ends April 19, 2027; compliance generally requires a closing bid of at least $1.00 for ten consecutive business days, or longer if Nasdaq requires.

We cannot assure that we will regain compliance or qualify for additional time. Delisting could reduce trading liquidity, impair capital raising and adversely affect the market for our common stock.

Our common stock does not currently satisfy the Nasdaq minimum bid price requirement, and we may be delisted. On October 20, 2026, Nasdaq notified us that our common stock had not satisfied the $1.00 minimum bid price requirement for 30 consecutive business days. The notice had no immediate effect on trading. Our initial compliance period ends April 19, 2027, and compliance generally requires a closing bid price of at least $1.00 for 10 consecutive business days, or longer if Nasdaq requires. We may be eligible for an additional 180-day period if we satisfy the conditions in Listing Rule 5810(c)(3)(A), which may include effecting a reverse stock split. We cannot assure you that we will regain compliance or qualify for additional time. Delisting could reduce trading liquidity, impair our ability to raise capital and adversely affect the market for our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

February 2026 public offering — placement agent warrants. In connection with our February 9, 2026 public offering, we issued to the placement agent warrants to purchase an aggregate of 557,058 shares of common stock, with a five-year term and exercise prices of $0.875 and $3.2375 per share, having an aggregate fair value of $381,374. The placement agent warrants were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506(b) of Regulation D promulgated thereunder.

March 2026 warrant inducement. On March 15, 2026, in connection with inducement agreements pursuant to which certain holders exercised an aggregate of 1,373,630 existing warrants at a reduced exercise price of $1.08 per share, we issued to the exercising holders (i) Series A-3 warrants to purchase an aggregate of 1,373,630 shares of common stock at an exercise price of $1.08 per share, with a term of five years, and (ii) Series A-4 warrants to purchase an aggregate of 1,373,630 shares of common stock at an exercise price of $1.08 per share, with a term of eighteen months. We also issued to the placement agent warrants to purchase an aggregate of 96,154 shares of common stock at an exercise price of $1.35 per share, with a five-year term. These warrants were issued in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D.

April 2026 warrant inducement. On April 26, 2026, we entered into additional warrant exercise inducement agreements with certain holders of warrants originally issued in connection with the February 2026 public offering. In connection with the exercise of those warrants, we issued unregistered Series A-5 warrants to purchase up to 4,742,860 shares of common stock and unregistered Series A-6 warrants to purchase up to 6,687,310 shares of common stock, each with an exercise price of $0.975 per share. We also issued to the placement agent warrants to purchase up to 400,056 shares of common stock at an exercise price of $0.875 per share. These warrants were issued in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D, to holders that represented they were “accredited investors” as defined in Rule 501(a). No general solicitation or advertising was used in connection with the issuances.

July 2026 warrant inducement. On July 16, 2026, we entered into warrant exercise inducement agreements with certain holders of outstanding warrants. In connection with the exercise of those warrants for aggregate gross proceeds of $2,465,358, we issued unregistered Series A-7 warrants to purchase up to 800,000 shares of common stock and unregistered Series A-8 warrants to purchase up to 4,257,144 shares of common stock, each with an exercise price of $0.975 per share. We also issued to the placement agent warrants to purchase up to 177,000 shares of common stock at an exercise price of $1.2188 per share. These warrants were issued in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D, to holders that represented they were “accredited investors” as defined in Rule 501(a). No general solicitation or advertising was used in connection with the issuances.

September 2026 offering — placement agent warrants. In connection with our September 2026 offering described below, we issued to the placement agent warrants to purchase an aggregate of 735,000 shares of common stock at an exercise price of $0.9375 per share, with a five-year term. The placement agent warrants were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D. The shares of common stock and the Series B-1 and Series B-2 warrants sold in that offering, and the shares issuable upon exercise of those warrants, were registered on Form S-1 (File No. 333-298783).

Cashless warrant exercises. During the nine months ended September 30, 2026, we issued an aggregate of 8,790,105 shares of common stock upon the cashless exercise of 11,076,242 previously issued warrants. No cash proceeds were received by us in connection with these cashless exercises. The shares were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act, as the securities were exchanged by us with our existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange. Shares issued upon the cashless exercise of the Series A-5 and Series A-6 Warrants would take the character of the unregistered warrants surrendered and accordingly would be restricted securities; as described in Note 6 and Note 8 to the condensed consolidated financial statements, certain of those shares were issued without a restrictive legend. We, with the assistance of counsel, are evaluating the availability of the exemptions claimed above and the consequences of the issuances described in Note 6.

Exercises prior to effectiveness of stockholder approval. As described in Note 6 to the condensed consolidated financial statements, during June 2026 we issued 3,741,407 shares of common stock upon exercises of Series A-4, Series A-5, and Series A-6 Warrants that occurred prior to the date those warrants became exercisable, and shares issued upon exercise of the Series A-4 Warrants were issued at a time when the related resale prospectus was unavailable. We, with the assistance of counsel, are evaluating the validity of these issuances and whether any of the shares are subject to recall, rescission, or repurchase and cancellation.

Shares issued for services and compensation. On February 24, 2026, we issued 88,235 shares of common stock with an aggregate fair value of $75,000 to iHub Inc. d/b/a The Market Link under an investor relations services agreement. On March 13, 2026, we issued 11,413 shares of common stock to Hudson Global Ventures LLC pursuant to anti-dilution provisions contained in a consulting agreement dated July 8, 2025. On March 26, 2026, we granted 60,000 shares of restricted common stock to our directors with an aggregate grant-date fair value of $59,460, or $0.99 per share, as compensation for services. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Use of Proceeds from Registered Securities

February 2026 offering. On February 9, 2026, we completed our public offering of 7,142,858 shares of common stock and accompanying Series A-1 and Series A-2 warrants pursuant to a registration statement on Form S-1 (File No. 333-292932), which was declared effective by the Securities and Exchange Commission on February 6, 2026. The aggregate gross proceeds were $5,000,001, and offering expenses, including placement agent fees and commissions, were approximately $878,729, resulting in net proceeds of approximately $4,121,272. Through September 30, 2026, we applied approximately $3.2 million of the net proceeds to the repayment in full of the notes issued under our September 12, 2025 Note Purchase Agreement, approximately $751,000 to the repayment of principal owed to ICT Investments, LLC, a holder of more than 10% of our common stock and an affiliate of us, and the balance to the repayment of other indebtedness and to working capital and general corporate purposes. There has been no material change in the use of proceeds from that described in the final prospectus.

September 2026 offering. On September 14, 2026, we completed an offering of 10,500,000 shares of common stock and accompanying Series B-1 and Series B-2 warrants pursuant to a registration statement on Form S-1 (File No. 333-298783), which was filed on September 4, 2026 and declared effective by the Securities and Exchange Commission on September 10, 2026, and a related prospectus filed pursuant to Rule 424(b)(4) on September 14, 2026. The aggregate gross proceeds were $7,875,000, and offering expenses, including placement agent fees and commissions, were approximately $706,464, resulting in net proceeds of approximately $7,168,536. As of September 30, 2026, $6,000,000 of the net proceeds was held in short-term investments consisting of a certificate of deposit, and the balance was held in cash or applied to working capital and general corporate purposes. We have not yet applied the net proceeds to the purposes described in the final prospectus and currently intends to apply them as described therein. There has been no material change in the planned use of proceeds.

Other than the items described above, none of the net proceeds were paid, directly or indirectly, to directors or officers of ours, to persons owning 10% or more of any class of our equity securities, or to affiliates of us.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended September 30, 2026, no director or officer of ours adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

On November 11, 2026, the Company adopted an amendment (the "Amendment") to its 2019 Stock Incentive Plan to reflect certain administrative changes, including the Company's previously announced name change to LASE Corp. and the conforming of references in the plan to the Company's state of incorporation. The Amendment does not change the number of shares available under the plan or the terms of any outstanding award. The foregoing description of the Amendment is qualified in its entirety by reference to the complete text of the Amendment, a copy of which is filed as Exhibit 10.6 hereto and is incorporated herein by reference.

ITEM 6. EXHIBITS.

3.1	Certificate of Amendment to the Certificate of Incorporation, effective November 4, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2026)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2026)

4.1	Form of Series A-7 Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2026)

4.2	Form of Series A-8 Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2026)

4.3	Form of Series B-1 Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-298783) filed with the Commission on September 4, 2026)

4.4	Form of Series B-2 Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-298783) filed with the Commission on September 4, 2026)

10.1	Form of Warrant Inducement Agreement, dated July 16, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2026)

10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-298783) filed with the Commission on September 4, 2026)

10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-298783) filed with the Commission on September 4, 2026)

10.4	Employment Agreement, dated October 16, 2026, between the Company and Dmitriy Nikitin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 16, 2026)

10.5	Employment Agreement, dated October 15, 2026, between the Company and Timothy A. Peterman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 20, 2026)

10.6	Amendment to the 2019 Stock Incentive Plan, dated November 11, 2026 | filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial and accounting officer

101*	Inline XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASE Corp.

Date: November 12, 2026	By:	/s/ Dmitriy Nikitin
Executive Chairman (Principal Executive Officer)

Date: November 12, 2026	By	/s/ Timothy Peterman
Chief Financial Officer
(Principal Financial and Accounting Officer)

